Form 10-Q
period 1996-03-31
RIGHTCHOICE MANAGED CARE INC
filed 1996-05-14
CIK 921766

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

                      Commission File Number 1-13248

                      RIGHTCHOICE MANAGED CARE, INC.
          (Exact name of registrant as specified in its charter)

          Missouri                                 43-1674052
   (State or other jurisdiction of      (IRS Employer Identification No.)
    incorporation or organization)

1831 Chestnut Street, St. Louis, Missouri              63103-2275
(Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code     (314) 923-4444


                         Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Title of each class           Outstanding at March 31, 1996

     Class A Common Stock, $0.01 par value              3,718,100 shares
     Class B Common Stock, $0.01 par value             14,962,500 shares

                      RIGHTCHOICE MANAGED CARE, INC.
                       First Quarter 1996 Form 10-Q
                             Table of Contents



PART  I.     FINANCIAL INFORMATION                                   PAGE

  ITEM 1.  Financial Statements
    Consolidated Balance Sheets as of March 31, 1996
    and December 31, 1995                                               3

    Consolidated Statements of Income for the Three Months Ended
    March 31, 1996 and 1995                                             4

    Consolidated Statements of Cash Flows for the Three Months Ended
    March 31, 1996 and 1995                                             5

    Notes to Consolidated Financial Statements                          6

  ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                 11

PART II.  OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                           21

  ITEM 2.  Changes in Securities                                       21

  ITEM 3.  Defaults Upon Senior Securities                             21

  ITEM 4.  Submission of Matters to a Vote of Security Holders         21

  ITEM 5.  Other Information                                           21

  ITEM 6.  Exhibits and Reports on Form 8-K                            21

SIGNATURES                                                             23

PART I.   FINANCIAL INFORMATION
ITEM 1.        Financial Statements

                      RIGHTCHOICE MANAGED CARE, INC.
                        CONSOLIDATED BALANCE SHEETS
             (in thousands, except shares and per share data)


                                     March 31,   December 31,
ASSETS                                  1996        1995
                                     (unaudited)
Current assets:
  Cash and cash equivalents                 $  28,385   $  21,132
  Investments available for sale              258,193     263,383
  Receivables from members                     48,634      55,695
  Receivables from related parties             17,852      24,079
  Deferred income taxes                         3,600       2,475
  Other assets                                 13,354      12,144
     Total current assets                     370,018     378,908
Property and equipment, net                    44,475      40,305
Deferred income taxes                           7,359       9,311
Investments in affiliates                       9,793       6,752
Goodwill and intangible assets, net            87,507      81,112
    Total assets                             $519,152    $516,388

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Medical claims payable                    $  84,669   $  83,793
  Unearned premiums                            50,535      51,432
  Accounts payable and accrued expenses        63,746      64,445
  Payables to related parties                  19,564      22,174
  Obligations for employee benefits             4,583       4,414
  Income taxes payable                         23,730      23,102
  Obligations under capital leases              4,678       4,747
     Total current liabilities                251,505     254,107
Long-term debt                                 62,000      62,000
Obligations under capital leases                4,926       6,137
Obligations for employee benefits              21,723      20,923
     Total liabilities                        340,154     343,167

Shareholders' Equity:
  Common Stock:
    Class A, $.01 par, 125,000,000 shares
    authorized, 3,737,500 shares issued,
    3,718,100 and 3,718,700 shares
    outstanding, respectively                      37          37
    Class B, $.01 par, 100,000,000 shares
    authorized 14,962,500  shares issued
    and outstanding                               150         150
  Additional paid in capital                  132,640     132,640
  Retained earnings                            40,939      32,714
  Treasury stock, 19,400 and 18,800 Class A
    shares, respectively, at cost                (276)       (266)
  Unrealized net appreciation of
    investments available for sale              5,508       7,946
      Total shareholders' equity              178,998     173,221
      Total liabilities and
      shareholders' equity                    519,152     516,388

       See accompanying Notes to Consolidated Financial Statements.

                      RIGHTCHOICE MANAGED CARE, INC.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (in thousands, except shares and per share data)


                                              Three  Months Ended
                                                    March 31,

                                              1996           1995
Revenues:
  Premium                                   $143,547       $135,629
  Fees and other income                       14,421         10,867
    Total revenues                           157,968        146,496

Operating expenses:
  Health care services                       106,887        100,430
  Commissions                                  6,306          4,258
  General and administrative (excludes net
  intercompany charges allocated to
  Blue Cross and Blue Shield of Missouri
  of $3,514 and $3,036, respectively)         34,400         33,194
    Total operating expenses                 147,593        137,882

Operating income                              10,375          8,614

Investment income:
  Interest and dividends                       3,451          3,616
  Realized gains, net                          1,068            227
    Total investment income, net               4,519          3,843

Other:
  Interest expense                            (1,329)          (331)
  Other expense, net                             (64)          (354)
    Total other, net                          (1,393)          (685)

Income before provision for income taxes      13,501         11,772

Provision for income taxes                     5,276          4,203
Net income                                  $  8,225       $  7,569

Weighted average common
shares outstanding                        18,681,000     18,690,000

Earnings per share                          $    .44       $    .40


   See accompanying Notes to Consolidated Financial Statements.


                       RIGHTCHOICE MANAGED CARE, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)


                                                 For the three months ended,
                                                           March 31,
                                                     1996           1995
Cash flows from operating activities:
  Net income                                      $  8,225       $  7,569
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Provision for deferred income tax benefits       2,183             58
    Loss on sale of property and equipment                              1
    Depreciation and amortization                    3,326          2,353
    Undistributed losses (earnings) of affiliates       14            (55)
    Gain on sale of investments                     (1,068)           (37)
    Accretion of discounts and amortization
    of premiums, net                                   120           (101)
  Decrease (increase) in certain assets:
    Receivables from members                         7,061         (2,256)
    Receivables from related parties                 6,227          2,361
    Other assets                                    (8,629)        (2,278)
  Increase (decrease) in certain liabilities:
    Medical claims payable                             876         (4,880)
    Unearned premiums                                 (897)        (1,631)
    Accounts payable and accrued expenses             (699)         1,190
    Payables to related parties                     (2,610)         2,825
    Obligations for employee benefits                  969           (555)
    Income taxes payable                               628          4,145
Net cash provided by operating activities           15,726          8,709
Cash flows from investing activities:
  Proceeds from matured investments:
    Fixed maturities                                 3,625
  Proceeds from investments sold:
    Fixed maturities                               123,493         21,415
    Equity securities                                2,183          8,935
  Investments purchased:
    Fixed maturities                              (122,700)       (26,166)
    Equity securities                               (4,001)        (7,447)
    Other                                             (256)          (815)
  Investment in Healthcare InterChange              (3,055)
  Property and equipment purchased                  (6,472)        (1,145)
Net cash used in investing activities               (7,183)        (5,223)
Cash flows from financing activities:
  Additional expenses related to
  initial public stock offering                                       (27)
  Purchase of Class A Treasury stock                   (10)
  Payments on capital lease obligations             (1,280)        (1,105)
Net cash used in financing activities               (1,290)        (1,132)
Net increase in cash and cash equivalents            7,253          2,354
Cash and cash equivalents at
beginning of period                                 21,132         31,085
Cash and cash equivalents at
end of period                                    $  28,385      $  33,439

Supplemental Disclosure of Cash Information:
  Interest paid                                  $   1,341      $     267
  Income taxes paid                                  2,465
Supplemental Schedule of Noncash
Investing and Financing Activities:
   Equipment acquired through capital leases                    $   1,090



       See accompanying Notes to Consolidated Financial Statements.


                             RightCHOICE Managed Care, Inc.
                      Notes to Consolidated Financial Statements
                                    (unaudited)

1.   Financial Statement Presentation

The interim consolidated financial statements included herein have been prepared by RightCHOICE Managed Care, Inc. (the company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; however, the management of the company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the company with respect to the interim consolidated financial statements, and the consolidated results of its operations and its cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

2.   Stock Options

On January 1, 1996, the company granted stock options to purchase 231,708 shares of Class A Common Stock to certain members of management. Such options were granted at $13.00 per share and are not exercisable until three years from the date of grant.

3.   Acquisitions / Reinsurance Agreements

Transactions with Blue Cross and Blue Shield of Kansas City (BCBSKC)

On March 27, 1996, the company's subsidiary, HealthLink, Inc. (HealthLink), signed a definitive agreement to acquire full ownership of HealthLink HMO, Inc. (HealthLink HMO). HealthLink has shared equal ownership of this HMO with a subsidiary of BCBSKC. The purchase will be completed following approval by the Missouri Department of Insurance, which is expected to occur by June 1996. HealthLink HMO had approximately 11,000 members at March 31, 1996 and had revenues of $3.4 million and $1.5 million in 1995 and 1994, respectively with net income (loss) of $0.3 million and $(0.7) million for those same time periods.

On March 1, 1996, RightCHOICE announced that it had reached a network access and financial reinsurance agreement with BCBSKC designed to make the two companies more competitive in the Missouri market. As of March 1, RightCHOICE, through its subsidiary Healthy Alliance Life Insurance Company (HALIC), had approximately 30,000 members residing in the Kansas City plan's license area that were unable to access the Kansas City plan's preferred networks. Likewise, approximately 40,000 members of a BCBSKC subsidiary residing in RightCHOICE's Alliance trade area previously could not access the Alliance preferred provider networks in that area. As a result of the new network access agreements, HALIC's 30,000 members may now access BCBSKC's preferred provider networks and the 40,000 members of the BCBSKC subsidiary may now access Alliance's preferred provider networks. Through the financial reinsurance transaction, RightCHOICE now shares underwriting risks and profits on a net increase of 10,000 members, while reducing administrative costs. As a result of the agreements, members of either plan who are enrolled through statewide employers or associations will be able to use the provider network of the Blue Cross and Blue Shield company where they live.

In exchange for these two transactions, the company will pay approximately $6 million to subsidiaries of BCBSKC, the majority of which ($5.4 million) has been paid and is reflected in goodwill and intangible assets, net on the Consolidated Balance Sheet and will be amortized over three years, the expected period covered by the reinsurance agreements. In addition, in the first quarter of 1996, the company recorded net reinsurance income of $0.1 million related to these agreements which is included in fees and other income on the 1996 Consolidated Statement of Income.

Healthcare InterChange, Inc.

On February 8, 1996, the company entered an agreement to purchase common and preferred shares of Healthcare InterChange, Inc. (HIC) from Blue Cross and Blue Shield of Missouri (BCBSMo or Blue Cross). The purchase represents approximately forty-four percent of the total outstanding common stock of HIC and consisted of a cash payment of $3.1 million. HIC is in the business of providing electronic health data network services to medical care providers. HIC had revenues of $3.4 million and $2.6 million in fiscal years 1995 and 1994 (September 30 fiscal year end), respectively with net income of $0.2 million and $0.1 million for those same time periods.

HealthLink, Inc.

The company completed its acquisition of HealthLink, a regional managed healthcare organization, on August 10, 1995. The following table summarizes the first quarter 1995 unaudited pro forma consolidated results of the company as though the HealthLink acquisition occurred at the beginning of 1995 giving effect to the interest income foregone, the interest expense incurred, the amortization of the excess of the purchase price over the fair value of the assets acquired, and the amortization of postacquisition agreements. The unaudited 1995 pro forma information is not necessarily indicative of the actual consolidated results of operations that would have occurred had the acquisition occurred at the beginning of 1995 and is not intended to be indicative of results which may occur in the future. First quarter 1996 actual results are included for comparative purposes.

(unaudited)                           Three months ended
(Amounts in thousands,                      March 31,
  except per share amounts)             1996        1995*
Total revenues                        $157,968    $152,589
Operating income                       $10,375     $10,451
Net income                              $8,225      $7,554
Earnings per share                       $0.44       $0.40

* First quarter 1995 does not include non-recurring operating charges of $2.0 million ($0.07 per share) for integration charges related to HealthLink that were actually recorded in the third quarter of 1995.

4.   Contingencies

OPM audit

The company, through its subsidiary, BlueCHOICE, contracts with the Office of Personnel Management (OPM) to provide or arrange health services under the Federal Employees Health Benefits Program (FEHBP) for federal employees. OPM is the largest commercial customer of BlueCHOICE. OPM conducts periodic audits to, among other things, verify that the premiums established under the OPM contract were established in compliance with the community rating and other requirements under the FEHBP.

On August 8, 1995, the company received a draft audit report from the OPM regarding the audit, conducted in 1994, of the FEHBP operations of BlueCHOICE for the years 1989 through 1994. The audit dealt primarily with a comparison of premium rates charged to the FEHBP to rates charged by BlueCHOICE to other similarly sized groups. The OPM draft audit report indicates that BlueCHOICE has a potential liability of $7.5 million to the FEHBP. The company responded to the draft report in November of 1995 following an in-depth analysis of the issues. At this time, management is unable to determine the final dollar amount which may be required to resolve the audit findings; however, management believes that it has made adequate provisions to cover the contingency, and the final amount will not have a material impact on the financial position of the company.

Subscriber Class Action Petition

On March 15, 1996, a suit was filed in the Circuit Court of the City of St. Louis, Missouri, by Anthony J. Sarkis, Sr. and James Hacking individually and on behalf of a purported class of (i) subscribers in individual or group health plans insured or administered by BCBSMo or the company, and
(ii) all persons and/or entities who benefitted from BCBSMo's tax-exempt status. The complaint names the company, BCBSMo, HealthLink, and certain officers of the company as defendants.

The plaintiffs' claims relate to an alleged conversion of BCBSMo from a not-for-profit entity to a for-profit entity and payment of excessive compensation to management. The complaint further alleges that certain amendments to BCBSMo's Articles of Incorporation were improper. The complaint also alleges the purchase of HealthLink was at an excessive price and that HealthLink operates under contracts providing for illegal discounts by health care providers. The plaintiffs seek restitution, compensatory damages and punitive damages in unspecified amounts, as well as injunctive and other equitable relief.

The case has been removed from the Circuit Court of the City of St. Louis to the Federal District Court and the defendants have not yet responded to the complaint, but believe the claims are without merit and intend to vigorously defend the action.

Conflict with DOI

The Director of the Missouri Department of Insurance (the DOI) has made public statements that BCBSMo violated state laws when in 1994 it engaged in the formation of the company, the transfer of assets to the company in the reorganization and the public offering of approximately twenty percent (20%) of the total common stock of the company (such events are collectively referred to herein as the Reorganization and Public Offering). To date, the DOI has not commenced any formal administrative action or brought any litigation to compel a payment from BCBSMo as a result of the Reorganization and Public Offering. This Reorganization allowed BCBSMo access to public equity markets through the company and the necessary capital for enhancing service to subscribers.
The Director claimed that BCBSMo is a public benefit corporation--with obligations to the public--rather than a mutual benefit corporation--with obligations solely to its subscribers. The Director further stated that through its ownership of the company, BCBSMo is primarily engaged in a for profit business in violation of state health services corporation laws. The Director claimed that BCBSMo engaged in a de facto conversion to a for-profit corporation and therefore is obligated to transfer all its assets, including all of its RightCHOICE stock, to the State of Missouri.

BCBSMo and the company believe that the Director's public and private statements in this regard are unfounded factually and legally. BCBSMo engaged in the transactions with the prior written approval of the DOI.

BCBSMo engaged in extensive efforts to settle this dispute but has been unsuccessful due to the unreasonable and unauthorized demands of the Director. In this regard, the DOI has admitted in public statements that only the Attorney General has the legal authority to demand such a payment and has conceded that the Director expressly approved the Reorganization and Public Offering without requiring a payment. The Director had indicated a willingness to settle the dispute if BCBSMo pays in excess of $180 million to the State of Missouri or a public charity designated by the State of Missouri. BCBSMo believes, however, that the DOI lacks jurisdiction and authority under Missouri law to demand any payment as a result of the Reorganization and Public Offering and that the Director has been abusing the powers of his office by seeking to pressure and coerce BCBSMo into making such payment.

BCBSMo concluded that it had no administrative remedy for the Director's illegal demands for such payment and therefore filed a petition for a declaratory judgment and other relief on May 13, 1996 in the Circuit Court of Cole County, Missouri against the DOI and the Director in his official capacity. The Missouri Attorney General was joined in this action as a necessary party due to his sole authority to enforce the nonprofit corporation laws at issue and to determine whether those laws require any payment as a result of the Reorganization and Public Offering. In the petition BCBSMo requests a declaration that (i) under Missouri law the Director and the DOI have no authority to demand any such payment; (ii) under Missouri law the Director and the DOI have no jurisdiction to commence an administrative action to compel (or coerce) any such payment; (iii) under Missouri law the Director and the DOI lack jurisdiction to amend, modify or reverse the final administrative approval of the Reorganization and Public Offering issued over two years ago; (iv) under Missouri law, Blue Cross has no legal obligation to make any such payment to the State of Missouri or to any other entity as a result of the Reorganization or Public Offering; and
(v) the Reorganization and Public Offering complied with all laws applicable to nonprofit health services corporations. Blue Cross further seeks injunctive relief to restrain and enjoin the Director and the DOI from taking any action against Blue Cross based upon the Reorganization and Public Offering including, (i) demanding that Blue Cross make any such payment; (ii) instituting regulatory actions to compel any such payment;
(iii) revoking, suspending or refusing to renew the operating license of BCBSMo or instituting any seizure or receivership action; or (iv) otherwise pressuring and coercing Blue Cross to "voluntarily" make any such payment. In view of the bias, hostility and prejudgment of the merits of this dispute reflected by the public and private statements of the Director and other members of the DOI, the petition also seeks a declaration that the Director and the DOI should be disqualified from conducting any hearing or making any determination which relates to the Reorganization and Public Offering, including the legal consequences thereof or payments supposedly due and owing as a result thereof. Finally, the petition seeks recovery of all expenses and costs (including attorneys' fees) incurred by BCBSMo in the prosecution of these claims and such other and further relief as the Court deems just and appropriate.

Other Contingencies

The company entered a settlement agreement in the third quarter of 1995 whereby the company paid $1.5 million related to class action lawsuits regarding claims paying practices and negotiated discounts with providers. The Missouri Attorney General has issued a civil investigative demand for information to review these claims paying practices and the related settlement. At this time, management is unable to determine the impact of this demand but believes that it will not have a material impact on the financial position of the company.

The company and BCBSMo recently received a market conduct report from the DOI. The company has not yet responded to the report. Certain of the criticisms made by the examiners involve compliance issues which the company is currently addressing. The company believes, and has so alleged in the Declaratory Judgment Action, that the market conduct study was not conducted for legitimate purposes of regulatory oversight but rather as a pretext to either revoke or refuse to renew BCBSMo's license to operate as a health services corporation and thus to improperly pressure and coerce BCBSMo into making the payment in the nature and amount described above under "Conflict with DOI." Although the company believes that any forfeitures legitimately required to be paid should not be material, the company cannot anticipate the potential actions of the DOI or their reasonableness.

In addition to the matters described above, the company is a party to litigation in the normal course of business, including professional liability.

5.   Subsequent event

On April 29, 1996, the company announced that, beginning January 1997, it will move its St. Louis-based claims, customer service, billing and provider services functions to its Springfield, Missouri facility and two other locations to be named. The transfer program will be conducted in stages beginning January 1997 and ending mid-1997 and will affect approximately 380 employees. The move is expected to result in annual salary and benefit cost savings of approximately $3 million to $4 million. The company will incur charges to earnings estimated at $6 million to $8 million beginning in the second quarter and continuing through 1996 for costs associated with the relocation.

6.   Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 1995 to conform with the 1996 presentation.

ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations

Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE
TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S SEC REPORTS (INCLUDING WITHOUT LIMITATION, ITS REPORT ON FORM
10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995).

The following table sets forth premium revenue by product group for the three month periods ended March 31, 1996 and 1995 (unaudited):

                                     Three Months Ended
                                          March 31,
Product Group                        1996         1995
                                        (in thousands)
PPO                             $   75,400      $ 74,899
HMO                                 32,373        22,630
Medicare supplement                 24,997        26,961
Managed indemnity                    4,092         7,026
Other specialty services             6,685         4,113
     Total premium revenue         143,547       135,629
ASO/Self-funded and other income    14,421        10,867
     Total revenues               $157,968      $146,496


The following table sets forth selected operating ratios. The medical loss ratio is shown as a percentage of healthcare services expense over premium revenue. All other ratios are shown as a percentage of premium revenue and fees and other income combined:

                                       Three Months Ended
                                            March 31,
                                        1996         1995
Operating revenues:
  Premium revenue                       90.9%        92.6%
  Fees and other income                  9.1%         7.4%
                                       100.0%       100.0%
Operating expenses:
  Medical loss ratio                    74.5%        74.0%
  Commission expense                     4.0%         2.9%
  General and administrative expense    21.8%        22.7%



Membership

The following table sets forth membership data and the percent change in membership:


                                               March 31,

  Product Group                            1996        1995        %
    Underwritten:
      PPO:
        Alliance PPO                      216,745     245,405    (11.7)%
        AllianceChoice POS                 63,839      10,036    536.1
      HMO:
        Commercial (includes other POS)    89,316      66,286     34.7
        BlueCHOICE Senior                   4,617                  N/A
        BlueCHOICE Medicaid (MC+)           4,195                  N/A
      Medicare supplement                  72,249      81,906    (11.8)
      Managed indemnity                    12,674      21,928    (42.2)
                                          463,635     425,561      8.9
    Self-funded:
      PPO                                 113,511     131,161    (13.5)
      HMO                                  16,264       9,589     69.6
      ASO (1996 includes HealthLink)*   1,075,883     257,110    318.5

    Total Membership                    1,669,293     823,421    102.7%

* does not include 474,490 additional third party administrator members that are part of The EPOCH Group, L.C., a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995.

Comparison of Results for First Quarter 1996 to First Quarter 1995

Revenues

Premium revenue increased 5.8% in the first quarter of 1996 in comparison to the first quarter of 1995. As described below, components of premium revenue were affected by product mix shifts as the company continued its positioning of its managed care portfolio; and as a result, such changes may not be indicative of future periods.

PPO revenues increased $0.5 million - - $4.4 million due to an 8.8% increase in member months, partially offset by a $3.9 million decrease in revenue resulting from a 7.5% net decrease in premium rates. Rates decreased due to two main factors. First, the company's drug product, AllianceRx, which was introduced in November 1994 is sold to members on a separate product basis; prior to this, the drug benefit was typically included as part of the basic PPO medical program. The resulting shift in revenue from the PPO products to other specialty services is more pronounced in the first quarter of 1996 than the prior year due to the gradual penetration of AllianceRx throughout 1995. Second, the company experienced a shift in membership to AllianceChoice, a lower cost, non-gatekeeper point-of-service
(POS) product. PPO membership gains are attributable to the positive acceptance in the marketplace of the company's AllianceChoice product. Management anticipates continued enrollment gains for this product. The company also intends to introduce an AllianceChoice Individual product and expand its PPO offering into Illinois in the second half of 1996.

HMO premium revenue increased $9.7 million or 43.1% - - $10.9 million due to a 37.9% increase in member months partially offset by a $1.2 million decrease due to a small net reduction in premium rates. Net premium rates have declined due to HMO competition in the company's HMO service areas. Membership increases are due to the introduction and positive momentum of new products--BlueCHOICE Individual (introduced in November 1994), BlueCHOICE Senior (introduced in April 1995), HealthNet Blue POS (introduced in March 1995), and BlueCHOICE Medicaid (introduced in March
1996). These four products combined account for approximately 28,100 underwritten members at March 31, 1996. In addition, the company's arrangement with Freeman Hospitals and Health System, beginning in July 1995, has enabled the BlueCHOICE HMO and POS products to be offered in the six-county area surrounding Joplin, Missouri. As of March 31, 1996, there were approximately 4,700 members enrolled in products sold through this arrangement with Freeman. In addition to the expected future enrollment growth in these products, the company anticipates offering a HealthNet Blue Individual product in the second half of 1996 to complement the HealthNet Blue product family in southeast Missouri.

Premium revenue from Medicare supplement decreased by $2.0 million in the first quarter of 1996. Premium rates increased by 4.4%, partially offset by an 11.2% decrease in member months. Membership declines are partially attributable to members shifting to BlueCHOICE Senior, a Medicare-risk program, which is more intensely managed.

Managed indemnity premium revenue decreased by $2.9 million due to a 41.7% decline in member months in keeping with the company's strategy to move towards more highly managed care products.

Revenue from other specialty services increased $2.6 million due primarily to a 70.5% increase in member months. These increases are primarily attributable to the aforementioned selling of the company's drug product separate from PPO major medical products.

Fees and other income from administrative services only/self-insured and
network services increased by $3.6 million.   This increase is due to two
main factors. First, ASO revenues of $6.6 million were generated for the first quarter of 1996 by HealthLink, which was acquired by the company in August 1995. Second, offsetting HealthLink's ASO revenues is the loss of revenues from the company's third-party administrator (TPA) subsidiaries which were $2.5 million in the first quarter of 1995. These subsidiaries were combined with another TPA company to form The EPOCH Group, L.C. (Epoch) in December 1995. The company owns 50% of Epoch and utilizes the equity method of accounting for this entity. The company's share of the earnings of Epoch for the first quarter of 1996 was $0.1 million and is included in the other expense, net, caption on the 1996 Consolidated Statement of Income.

Operating Expenses

The overall medical loss ratio increased by 0.5% to 74.5% in the first quarter 1996 in comparison to 74.0% in the first quarter 1995 primarily as a result of 1) the introduction of the company's BlueCHOICE Senior product,
2) competitive HMO pricing to enhance selected enrollment growth, and 3) higher drug utilization. The company's extensive PPO provider recontracting and ongoing medical management efforts have enabled the company to achieve medical cost savings. These efforts are evidenced by fewer hospital days / 1000 members, a lower average length of stay, and slightly lower medical costs on a per member basis. These savings have been offset by increased outpatient encounters and costs coupled with increased local medical cost trends. The company expects its continued medical management efforts to assist in controlling future medical costs.

Commission expense increased by $2.0 million or 48.1% in the first quarter 1996 primarily related to increased membership growth and more aggressive commission schedules to enhance member growth and persistency. In addition, commissions were lower in the first quarter of 1995 due to an accounting adjustment of $0.6 million.

General and administrative expenses increased by $1.2 million, or 3.6%. HealthLink accounted for $4.5 million of general and administrative expenses in the first quarter of 1996. These expenses were not incurred in the first quarter of 1995 as HealthLink was acquired in August 1995. Offsetting this increase to expense is the reduction of expenses related to the company's aforementioned TPA subsidiaries that were combined to form Epoch in December 1995. The results of operations of Epoch (50% owned by the company) are not consolidated with the company's operations. First quarter 1995 general and administrative expenses include $2.5 million of TPA subsidiary general and administrative expenses. Factoring out the effects of these entities, comparable first quarter 1996 general and administrative expenses decreased by $0.8 million. This decrease is primarily attributable to greater costs incurred for corporate investments in 1995, primarily related to the introduction of several of the company's new products and the establishment of feasibility for the company's information and operations strategy (IOS) project.

Operating Income

Operating income increased $1.8 million in the first quarter 1996 in comparison to the first quarter 1995. This increase is primarily attributable to increased fees and other income coupled with an effective containment of general and administrative expenses.

Net Investment Income

The first quarter 1996 net investment income of $4.5 million represents a $0.7 million increase over the first quarter 1995, inclusive of a $0.8 million increase in net realized gains. These realized gains in the first quarter of 1996 resulted from transactions in the ordinary course of business relating to the company's portfolio strategy.

Provision for Income Taxes

The company's effective income tax rate was 39.1% and 35.7% for the first quarter 1996 and the first quarter 1995, respectively. The effective rate increased in the first quarter of 1996 as a result of the impact of non-deductible goodwill amortization and the lack of comparable tax-exempt investment income as that received in the first quarter of 1995.

Net Income

The company's net income for the first of quarter 1996 was $8.2 million. This represents an increase of $0.6 million or 8.7% compared to the net income of $7.6 million for the first quarter of 1995.

Liquidity and Capital Resources

The company's working capital as of March 31, 1996 was $118.5 million, a decrease of $6.3 million from December 31, 1995. The decrease is partially attributable to a $2.4 million unrealized net depreciation of investments available for sale during the first quarter of 1996. Additional decreases relate to the company's $3.1 million cash purchase of a forty-four percent interest in Healthcare InterChange, Inc., a $5.4 million cash payment to a subsidiary of Blue Cross and Blue Shield of Kansas City relating to the HealthLink HMO and reinsurance agreement transactions, and $6.5 million of property and equipment purchases primarily for IOS development costs.
These working capital decreases are partially offset by the $8.2 million of net income earned in the first quarter of 1996.

Cash generated from operations totaled $15.7 million for the three months ended March 31, 1996. Net income, excluding depreciation of property and equipment and amortization of intangibles, was $11.6 million. Receivables from members decreased by $7.1 million partially due to the large volume of annual direct pay billings that took place in December 1995. In addition, the company's net related party receivable at December 31, 1995 decreased by $3.6 million primarily due to intercompany tax settlements pursuant to a tax sharing agreement between the company and BCBSMo. These increases to operating cash flows were offset by an increase in other assets of $8.6 million primarily due to the $5.4 million payment for the HealthLink HMO and the reinsurance agreement transactions with BCBSKC.

Recent Developments

Information Strategies

The Board of Directors of the company approved the continued implementation of a comprehensive information and operations strategy (IOS) which substantially began in 1995. IOS will assist the company in implementing its managed care strategy of delivering the lowest cost medical care consistent with quality outcomes. The company believes that controlling medical costs in the future will be highly dependent on readily accessing both member and provider medical information at a detail level which provides real-time analytical support. Management received a capital expenditure authorization from the Board of Directors to expend funds up to approximately $16 million during 1996 for the project subject to periodic review by an ad-hoc committee of the Board. In the first quarter of 1996, the company made capitalized expenditures of $5.4 million on this project. While management believes that the IOS project will be initially dilutive to earnings per share, it is believed that opportunities exist for significant medical and administrative savings which will provide a payback and contribute to earnings per share, possibly as early as 1997.

Transfer of Service Functions

On April 29, 1996, the company announced that, beginning January 1997, it will move its St. Louis-based claims, customer service, billing and provider services functions to its Springfield, Missouri facility and two other locations to be named. The transfer program will be conducted in stages beginning January 1997 and ending mid-1997 and will affect approximately 380 employees. The move is expected to result in annual salary and benefit cost savings of approximately $3 million to $4 million. The company will incur charges to earnings estimated at $6 million to $8 million beginning in the second quarter and continuing through 1996 for costs associated with the relocation.

Contingencies

OPM Audit

The company, through its subsidiary, BlueCHOICE, contracts with the Office of Personnel Management (OPM) to provide or arrange health services under the Federal Employees Health Benefits Program (FEHBP) for federal employees. OPM is the largest commercial customer of BlueCHOICE. OPM conducts periodic audits to, among other things, verify that the premiums established under the OPM contract were established in compliance with the community rating and other requirements under the FEHBP.

On August 8, 1995, the company received a draft audit report from the OPM regarding the audit, conducted in 1994, of the FEHBP operations of BlueCHOICE for the years 1989 through 1994. The audit dealt primarily with a comparison of premium rates charged to the FEHBP to rates charged by BlueCHOICE to other similarly sized groups. The OPM draft audit report indicates that BlueCHOICE has a potential liability of $7.5 million to the FEHBP. The company responded to the draft report in November of 1995 following an in-depth analysis of the issues. At this time, management is unable to determine the final dollar amount which may be required to resolve the audit findings; however, management believes that it has made adequate provisions to cover the contingency, and the final amount will not have a material impact on the financial position of the company.

Subscriber Class Action Petition

On March 15, 1996, a suit was filed in the Circuit Court of the City of St. Louis, Missouri, by Anthony J. Sarkis, Sr. and James Hacking individually and on behalf of a purported class of (i) subscribers in individual or group health plans insured or administered by BCBSMo or the company, and
(ii) all persons and/or entities who benefitted from BCBSMo's tax-exempt status. The complaint names the company, BCBSMo, HealthLink, and certain officers of the company as defendants.

The plaintiffs' claims relate to an alleged conversion of BCBSMo from a not-for-profit entity to a for-profit entity and payment of excessive compensation to management. The complaint further alleges that certain amendments to BCBSMo's Articles of Incorporation were improper. The complaint also alleges the purchase of HealthLink was at an excessive price and that HealthLink operates under contracts providing for illegal discounts by health care providers. The plaintiffs seek restitution, compensatory damages and punitive damages in unspecified amounts, as well as injunctive and other equitable relief.

The case has been removed from the Circuit Court of the City of St. Louis to the Federal District Court and the defendants have not yet responded to the complaint, but believe the claims are without merit and intend to vigorously defend the action.

Conflict with DOI

See the description under this same caption in Note 4 of the Notes to Consolidated Financial Statements, which description is incorporated herein by reference.

Other Contingencies

The company entered a settlement agreement in the third quarter of 1995 whereby the company paid $1.5 million related to class action lawsuits regarding claims paying practices and negotiated discounts with providers. The Missouri Attorney General has issued a civil investigative demand for information to review these claims paying practices and the related settlement. At this time, management is unable to determine the impact of this demand but believes that it will not have a material impact on the financial position of the company.

The company and BCBSMo recently received a market conduct report from the DOI. The company has not yet responded to the report. Certain of the criticisms made by the examiners involve compliance issues which the company is currently addressing. The company believes, and has so alleged in the Declaratory Judgment Action, that the market conduct study was not conducted for legitimate purposes of regulatory oversight but rather as a pretext to either revoke or refuse to renew BCBSMo's license to operate as a health services corporation and thus to improperly pressure and coerce BCBSMo into making the payment in the nature and amount described above under "Conflict with DOI." Although the company believes that any forfeitures legitimately required to be paid should not be material, the company cannot anticipate the potential actions of the DOI or their reasonableness.

In addition to the matters described above, the company is a party to litigation in the normal course of business, including professional liability.

Factors that May Affect Future Results of Operations, Financial Condition or Business

In order to take advantage of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, added to those Acts by the Private Securities Litigation Reform Act of 1995, the company is identifying important risks and uncertainties that could cause the company's actual results of operations, financial condition or business to differ materially from its historical results of operations, financial condition or business, or the results of operations, financial condition or business contemplated by forward-looking statements made herein or elsewhere orally or in writing. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

Conflict with DOI

BCBSMo has filed an action against the Director, the DOI, and the Attorney General seeking a declaratory judgment and other relief (the Declaratory Judgment Action) with respect to the Reorganization and Public Offering, as described under "Conflict with the DOI" in Note 4 of the Notes to Consolidated Financial Statements. Among the relief requested in that action is a declaration that the Director and the DOI should be disqualified from conducting any hearing or making any determination which relates to the Reorganization and Public Offering (including the legal consequences thereof or payments due and owing as a result thereof) due to the hostility, bias and prejudgment of the merits of this dispute reflected in the public and private statements of the Director and other members of the DOI. In the absence of such relief, the Director and the DOI may pursue various types of retaliatory administrative action against BCBSMo.

While the Board of Directors and management of the company believe, after reviewing these matters with legal counsel, that BCBSMo's legal position in the Declaratory Judgment Action is strong, the risks and uncertainties of litigation are such that there can be no assurance that BCBSMo will prevail, that BCBSMo will be able to obtain a stay of any adverse ruling by lower courts pending appeal, that the DOI will not pursue retaliatory action during or after these proceedings, or that any such action would not have a material adverse impact on the company or the market for the company's stock.

Government Regulations and Health Care Reform

The company operates its managed health care business principally through wholly owned subsidiaries whose business is subject to extensive federal, state and local laws and regulations. To date, these laws and regulations have not had a significant negative impact on the growth of the company's business. However, there can be no assurance that the company will be able to obtain or maintain required governmental approvals or licenses or that any regulatory reform will not have a material adverse effect on the company's business in the future.

Competition and Consolidation

The health care industry is highly competitive. The company has numerous types of competitors in its PPO, POS and HMO operations, many of which have substantially greater financial and other resources than the company. The company believes that price competition among PPO, POS and HMO benefits plans in the company's markets, particularly the St. Louis metropolitan area, has recently intensified. Because the company's existing business operations are confined to markets within or contiguous to the state of Missouri, the company currently is unable to subsidize losses in these markets with profits from other markets. The company believes that certain larger, national competitors are able to subsidize losses in the Missouri market with profits from other markets in which they operate and may pursue such a strategy in the company's markets in an effort to increase their market share. Health care providers are consolidating into larger health care delivery enterprises and their increased bargaining power may lead to a reduction in the gross margins of the company's products and services. The company also faces competition in its markets from a trend among some health care providers to combine and form their own networks in order to contract directly with employer groups and other prospective customers for the delivery of health care services.

Escalating Health Care Costs

The company's profitability depends in large part on predicting and effectively managing medical costs under its managed care plans. A variety of external factors affecting the delivery and cost of health care, including increased costs and utilization of high-technology diagnostic testing and treatments, the rising costs of malpractice insurance, efforts in the medical community to avoid malpractice claims, higher operating costs of hospitals and physicians, the aging of the population and other demographic characteristics, changes in federal and state health care regulations and major epidemics may adversely affect the company's ability to predict and control health care costs and claims.

Dependence on Sales to Individuals

Sales of the company's health care benefit products to individuals comprise a substantial portion of the company's business. The medical loss ratio attributable to the company's individual business is significantly lower than that of the company's insured group business. As a result, individual business accounts for a proportionately greater percent of the company's operating income. The company's overall margins would be adversely impacted by a reduction in the relative percent of its business represented by individual business or by an increase in the medical loss ratio for individuals. The company believes that the success of the individual business is more dependent than that of its group business on the management of health care costs through product design, pricing decisions and the application of appropriate underwriting standards. There can be no assurance that the profitability of this business will be sustained or that the company will not experience unanticipated increases in claims.

Potential Nonrenewal of Subscriber and Provider Agreements

The company's profitability is dependent upon its ability to obtain and maintain contracts with employee groups and individual consumers (the Subscriber Agreements) which generally are renewable annually. The company's profitability is also dependent, in large part, on its ability to contract on favorable terms with hospitals, physicians and other health care providers. There can be no assurance that the subscribers or providers will renew their contracts or enter into new contracts with the company or, in the case of provider contracts, will not seek terms that are less profitable to the company in connection with any such renewal.

Control by BCBSMo

BCBSMo has voting control on all stockholder actions, including the sale or merger of the company, a sale of substantially all of its assets and the election of all of the company's directors. BCBSMo may have interests with respect to its ownership of the company which diverge from those of the company's public stockholders. There can be no assurance that the company will not be adversely impacted by the control which BCBSMo has with respect to matters affecting the company.

Potential Loss of Use of Trade Names, Trademarks, Service Marks and Licenses and Associated Goodwill

Pursuant to a license agreement between BCBSMo and Blue Cross and Blue Shield Association (BCBSA), the company and certain of its subsidiaries, have the right to refer to themselves as subsidiaries of BCBSMo and to do business in its service area under a derivative Blue Cross and/or Blue Shield name. The company has licenses from BCBSA to use the Blue Cross and Blue Shield names, trademarks and service marks with respect to the company's network-based plans. These licenses require a fee to be paid to BCBSA. These licenses will terminate if BCBSMo does not maintain its license with BCBSA, BCBSMo controls less than 51% of the total voting power of the company or if the company does not maintain certain quality control standards. The company believes that the exclusive right to use the Blue Cross and Blue Shield names, trademarks and service marks provides it with a significant marketing advantage in its licensed service area, the loss of which would have a material adverse effect on its business and results of operations. However, to the extent that the company continues to use these names, trademarks and service marks in marketing its network-based plans, there can be no assurance that negative publicity concerning BCBSA and other BCBSA licensees will not adversely impact the sales of the company's network-based plans and the company's operations.

Dependence on Key Management

The company depends to a significant extent on key management members. The loss of these management members could have a material adverse effect on the company's results of operations, financial condition and business.

Variability of Quarterly Operating Results and Stock Price

The company's quarterly results of operations could be adversely affected by the timing of new product and service introductions, competitive pricing pressures, contract renegotiations with customers and providers, fluctuations in the medical loss ratio (due to changes in utilization, timing of submission of claims presented for payment in the period and the unpredictability of unusually large claims), increases in commission expenses and general and administrative expenses, changes in interest rates, acquisitions, governmental and regulatory actions, overall market conditions, and other factors. The company's stock price may experience significant price and volume fluctuations in response to these and other internal and external factors which cause variations in its quarterly results of operations and the stock markets.

Credit Agreement Restrictions

The company's revolving credit agreement with its existing lenders contains certain restrictions on the company, including requirements as to the maintenance of net worth and certain financial ratios, restrictions on payment of cash dividends or purchases of stock, restrictions on acquisitions, dispositions and mergers and restrictions on additional indebtedness and liens and certain other matters. There can be no assurance that the company will be able to achieve and maintain compliance with the prescribed financial ratio tests or other requirements of the revolving credit agreement. The failure to obtain any waivers or amendments that might be needed to remain in compliance with such requirements would reduce the company's flexibility to respond to adverse industry conditions and could have a material adverse effect on the company's results of operations, financial condition or business.

Additional Factors

Additional risk and uncertainties that may affect future results of operations, financial condition or business of the company include, but are not limited to: demand for and market acceptance of the company's products and services; the effect of economic and industry conditions on prices for the company's products and services and its cost structure; the ability to develop and deliver new products and services and adapt existing products and services to meet customer needs and expectations; the ability to keep pace with technological change including developing and implementing technological advances timely and cost-effectively in order to lower its cost structure, to provide better service and remain competitive; adverse publicity, news coverage by the media, or negative reports by brokerage firms, industry and financial analysts regarding the company, its parent or BCBSA or their products or services which may have the effect of reducing the reputation, goodwill or customer demand for, or confidence in, the company's products or services; the ability to attract and retain capital for growth and operations on competitive terms; and changes in accounting policies and practices.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

Note 4 to the Consolidated Financial Statements in Part I, Item 1 contains a description of various pending and threatened claims, including a description of the subscriber class action lawsuit filed on March 15, 1996 and a conflict with the Director of the Missouri Department of Insurance, which descriptions are incorporated by reference herein. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results of Operations, Financial Condition and Business."

ITEM 2.   Change in Securities

     a)   Not applicable

     b)   Not applicable

ITEM 3.   Defaults Upon Senior Securities

     a)   Not applicable

     b)   Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders

     None.

ITEM 5.   Other Information

     None

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number         Exhibit

3.1 Articles of Incorporation of the Registrant - Incorporated by reference - previously filed as Exhibit 3.1 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

3.1.1  Amendment to Articles of Incorporation of the Registrant
       - Incorporated by reference - previously filed as Exhibit 3.1.1 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

3.2 Amended and Restated Bylaws of the Registrant - Incorporated by reference - previously filed as Exhibit 3.2 to the company's Form 10-K for the period ending December 31, 1995.*

10.1 Stock Purchase Agreement By and Between HealthLink, Inc. and TriLink Healthcare, Inc. dated as of March 27, 1996.

10.2 Stock Purchase Agreement By and Between Blue Cross and Blue Shield of Missouri and RightCHOICE Managed Care, Inc. dated as of February 8, 1996.

27     Financial Data Schedule (Electronic Filing Only).

* Document has previously been filed with the Securities and Exchange Commission and is incorporated by reference and made a part hereof.

b)        Reports on Form 8-K:

None filed during the three months ended March 31, 1996.


                                SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RIGHTCHOICE MANAGED CARE, INC.
                              Registrant

Date:     May 14, 1996        By:       [s] JANICE C. FORSYTH
                                     Janice C. Forsyth
                                     Senior Vice President,
                                     Secretary and General Counsel


Date:     May 14, 1996        By:       [s] SANDRA VAN TREASE
                                     Sandra Van Trease
                                     Senior Vice President and
                                     Chief Financial Officer