Form 10-Q
period 1996-06-30
RIGHTCHOICE MANAGED CARE INC
filed 1996-08-14
CIK 921766

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

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

      Title of each class          Outstanding at June 30, 1996

     Class A Common Stock, $0.01 par value      3,714,400 shares
     Class B Common Stock, $0.01 par value     14,962,500 shares

                    RIGHTCHOICE MANAGED CARE, INC.
                       Second Quarter 1996 Form 10-Q
                            Table of Contents


PART  I.     FINANCIAL INFORMATION                             PAGE
  ITEM 1.  Financial Statements
     Consolidated Balance Sheets as of June 30, 1996
     and December 31, 1995                                       3

     Consolidated Statements of Income for the Three and Six
     Months Ended June 30, 1996 and 1995                         4

     Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 1996 and 1995                                5

     Notes to Consolidated Financial Statements                  6

  ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                13


PART II.  OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                    26

  ITEM 2.  Changes in Securities                                26

  ITEM 3.  Defaults Upon Senior Securities                      26

  ITEM 4.  Submission of Matters to a Vote of Security Holders  26

  ITEM 5.  Other Information                                    27

  ITEM 6.  Exhibits and Reports on Form 8-K                     27

SIGNATURES                                                      28

PART I.   FINANCIAL INFORMATION
ITEM 1.        Financial Statements

                    RIGHTCHOICE MANAGED CARE, INC.
                    CONSOLIDATED BALANCE SHEETS
           (in thousands, except shares and per share data)


                                                June 30,    December 31,
ASSETS                                             1996          1995
                                               (unaudited)
Current assets:
  Cash and cash equivalents                      $  21,032     $  21,132
  Investments available for sale                   258,746       263,383
  Receivables from members                          51,370        55,695
  Receivables from related parties                  14,027        24,079
  Deferred income taxes                              4,106         2,475
  Other assets                                      13,869        12,144
     Total current assets                          363,150       378,908
Property and equipment, net                         45,955        40,305
Deferred income taxes                                6,193         9,311
Investments in affiliates                            9,247         6,752
Goodwill and intangible assets, net                 86,013        81,112
    Total assets                                  $510,558     $ 516,388

   LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:
  Medical claims payable                         $  90,403    $  83,793
  Unearned premiums                                 50,296       51,432
  Accounts payable and accrued expenses             59,334       64,445
  Payables to related parties                       15,755       22,174
  Obligations for employee benefits                  4,507        4,414
  Income taxes payable                              19,052       23,102
  Obligations under capital leases                   4,806        4,747
     Total current liabilities                     244,153      254,107
Long-term debt                                      62,000       62,000
Obligations under capital leases                     3,692        6,137
Obligations for employee benefits                   21,393       20,923
     Total liabilities                             331,238      343,167

Shareholders' Equity:
  Common Stock:
     Class A, $.01 par,125,000,000 shares authorized,
     3,737,500 shares issued, 3,714,400 and 3,718,700
     shares outstanding, respectively                   37           37
     Class B, $.01 par, 100,000,000 shares authorized
     14,962,500 shares issued and outstanding          150          150
  Additional paid in capital                       132,640      132,640
  Retained earnings                                 42,223       32,714
  Treasury stock, 23,100 and 18,800 Class A shares,
    respectively, at cost                             (326)        (266)
  Unrealized net appreciation of investments available
    for sale                                         4,596        7,946
     Total shareholders' equity                    179,320      173,221
     Total liabilities and shareholders' equity  $ 510,558      516,388


     See accompanying Notes to Consolidated Financial Statements.

                    RIGHTCHOICE MANAGED CARE, INC.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (in thousands, except shares and per share data)


                                   Three Months Ended  Six Months Ended
                                        June 30,            June 30,

                                 1996        1995     1996       1995
Revenues:
Premium                         $147,810    $132,985    $291,357    $268,614
Fees and other income             13,570      11,133      27,991      22,000
      Total revenues             161,380     144,118     319,348     290,614

Operating expenses:
Health care services             119,713      98,589     226,600     199,019
Commissions                        6,513       5,118      12,819       9,376
General and administrative
  (excludes net intercompany
  charges allocated to Blue Cross
  and Blue Shield of Missouri of
  $3,009, $4,159, $6,523, and
  $7,195, respectively            34,686      32,573      69,086      65,767
  Non-recurring relocation charge  2,743          --       2,743          --
     Total operating expenses    163,655     136,280     311,248     274,162
Operating income                  (2,275)      7,838       8,100      16,452

Investment income:
  Interest and dividends          3,648        3,559       7,099       7,175
  Realized gains,                 1,919        1,004       2,987       1,231
     Total investment income,net  5,567        4,563      10,086       8,406

Other:
  Interest expense               (1,268)        (292)     (2,597)       (623)
  Other income (expense), net       145           --          81        (354)
     Total other, net            (1,123)        (292)     (2,516)       (977)

Income before provision for
income taxes                      2,169       12,109      15,670      23,881
Provision for income taxes          885        4,665       6,161       8,868
Net income                      $ 1,284      $ 7,444     $ 9,509     $15,013

Weighted average common shares
outstanding                  18,680,000   18,690,000  18,681,000  18,690,000

Earnings per share                  .07          .40         .51         .80

     See accompanying Notes to Consolidated Financial Statements.

                      RIGHTCHOICE MANAGED CARE, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (in thousands)

                                               For the six months ended,
                                                       June 30,

                                                 1996           1995
Cash flows from operating activities:
    Net income                                $ 9,509        $ 15,013
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for deferred income tax benefits   3,332           1,280
   Loss on sale of property and equipment          36               1
   Depreciation and amortization                7,043           4,718
   Undistributed earnings of affiliates          (115)            (69)
   Gain on sale of investments                 (2,987)         (1,210)
   Accretion of discounts and
    amortization of premiums, net                 247            (139)
   Decrease (increase) in certain assets:
    Receivables from members                    6,119           1,401
    Receivables from related parties           10,052           9,707
    Other assets                               (9,020)           (876)
   Increase (decrease) in certain liabilities:
     Medical claims payable                     4,556          (8,395)
     Unearned premiums                         (1,136)           (849)
     Accounts payable and accrued expenses     (6,963)          5,143
     Payables to related parties               (6,419)        (15,706)
     Obligations for employee benefits            563            (529)
     Income taxes payable                      (4,050)          3,320
Net cash provided by operating activities      10,767          12,810
Cash flows from investing activities:
   Proceeds from matured investments:
     Fixed maturities                           5,025           4,000
   Proceeds from investments sold:
     Fixed maturities                         163,456          86,236
     Equity securities                         17,690          25,456
   Investments purchased:
     Fixed maturities                        (161,384        (107,034)
     Equity securities                        (19,241)        (12,179)
     Other                                       (941)         (1,020)
   Investment in Healthcare InterChange        (3,055)
   Payment for purchase of HealthLink HMO,
     net of cash acquired                        (198)
   Redemption of HealthLink affiliate             500
   Proceeds from property and equipment sold                        1
   Property and equipment purchased           (10,273)         (2,685)
Net cash used in investing activities          (8,421)         (7,225)
Cash flows from financing activities:
   Additional expenses related to
     initial public stock offering                                (89)
   Purchase of Class A Treasury stock             (60)
   Decrease in borrowings under reverse
    repurchase agreements                                      (4,302)
   Payments on capital lease obligations       (2,386)         (2,126)
Net cash used in financing activities          (2,446)         (6,517)
Net decrease in cash and cash equivalents        (100)           (932)
Cash and cash equivalents at beginning of
   period                                      21,132          31,085
Cash and cash equivalents at end of period   $ 21,032        $ 30,153
Supplemental Disclosure of Cash Information:
    Interest paid                            $  2,655        $    625
    Income taxes paid                           6,562           4,268
Supplemental Schedule of Noncash
Investing and Financing Activities:
   Equipment acquired through capital
   leases                                    $    --            1,090

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

2.   Transactions with Blue Cross and Blue Shield of Kansas City (BCBSKC)

The company's subsidiary, HealthLink, Inc. (HealthLink), completed its acquisition of HealthLink HMO, Inc. (HealthLink HMO) on May 31, 1996.
Prior to this, HealthLink had shared equal ownership of this HMO with a subsidiary of BCBSKC. HealthLink HMO had approximately 11,100 members at June 30, 1996 and had revenues of $3.4 million and $1.5 million in 1995 and 1994, respectively with net income (loss) of $0.3 million and $(0.7) million for those same time periods. HealthLink HMO had revenues of $0.4 million for the one month period ending June 30, 1996 which are included in fees and other income on the 1996 Consolidated Statements of Income.

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

In exchange for these two transactions, the company paid approximately $5.9 million to subsidiaries of BCBSKC, the majority of which ($5.4 million) is reflected in goodwill and intangible assets, net on the Consolidated Balance Sheet and will be amortized over three years, the expected period covered by the reinsurance agreements.

In addition, HealthLink's twenty percent interest in Missouri Valley Life and Health Insurance Company, Inc. (MVLH) was redeemed through a cash payment by MVLH of $0.5 million. Subsequent to this transaction, MVLH became a wholly-owned subsidiary of BCBSKC. HealthLink recorded a gain on this disposition of $0.4 million, which is reflected in realized gains, net on the 1996 Consolidated Statements of Income.

3.   Acquisition of HealthLink

The company completed its acquisition of HealthLink, a regional managed healthcare organization, on August 10, 1995. The following table summarizes the second quarter and first half 1995 unaudited pro forma consolidated results of the company as though the HealthLink acquisition occurred at the beginning of 1995 giving effect to the interest income foregone, the interest expense incurred, the amortization of the excess of the purchase price over the fair value of the assets acquired, and the amortization of post-acquisition agreements. The unaudited 1995 pro forma information is not necessarily indicative of the actual consolidated results of operations that would have occurred had the acquisition occurred at the beginning of 1995 and is not intended to be indicative of results which may occur in the future. Second quarter and first half 1996 actual results are included for comparative purposes.

(unaudited)                       Three months ended     Six months ended
(Amounts in thousands,                  June 30,             June 30,
  except per share amounts)       1996         1995*    1996        1995*
Total revenues                 $161,380     $150,649  $319,348   $303,238
Operating income                $(2,275)     $10,073    $8,100    $20,524
Net income                       $1,284       $7,571    $9,509    $15,125
Earnings per share                $0.07        $0.41     $0.51      $0.81
* Second quarter and first half 1995 do not include non-recurring operating charges of $2.0 million ($0.07 per share) for integration charges related to HealthLink that were actually recorded in the third quarter of 1995.

4.   Other Acquisitions

Cragin

The company announced its plans on June 7, 1996 to purchase Cragin American Assurance Company (Cragin), a currently dormant Illinois company chartered to underwrite health and life insurance. The acquisition of Cragin from LaSalle Bank, F.S.B., which is subject to regulatory approval, will give the company a license to further its offerings of managed care products in Illinois. The transaction, expected to close in the third quarter of 1996, will include a cash payment of approximately $3 million, in exchange for the net assets of Cragin of approximately $3 million, representing primarily marketable securities.

Healthcare InterChange, Inc.

On February 8, 1996, the company entered an agreement to purchase common and preferred shares of Healthcare InterChange, Inc. (HIC) from Blue Cross and Blue Shield of Missouri (BCBSMo). The purchase represents approximately forty-four percent of the total outstanding common stock of HIC and consisted of a cash payment of $3.1 million. HIC is in the business of providing electronic health data network services to medical care providers. HIC had revenues of $3.4 million and $2.6 million in fiscal years 1995 and 1994 (September 30 fiscal year end), respectively with net income of $0.2 million and $0.1 million for those same time periods.

5.   Contingencies

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

Subscriber Class Action Petition

On March 15, 1996, a suit was filed in the Circuit Court of the City of St. Louis, Missouri, by Anthony J. Sarkis, Sr. and James Hacking individually and on behalf of a purported class of (i) subscribers in individual or group health plans insured or administered by BCBSMo or the company, and
(ii) all persons and/or entities who benefited from BCBSMo's tax-exempt status. The complaint names the company, BCBSMo, HealthLink, and certain officers of the company as defendants.

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

The case has been removed from the Circuit Court of the City of St. Louis to the United States District Court for the Eastern District of Missouri. The plaintiffs filed a motion to remand the case to state court, and that motion currently is pending. BCBSMo filed an answer to the complaint on May 31, 1996. BCBSMo believes the claims are without merit and intends to vigorously defend the action.

Litigation with DOI and Attorney General

In order to access the equity capital markets to fund growth and enhanced services, BCBSMo transferred certain assets to and engaged in certain reinsurance transactions with the company in connection with an offering to the public of twenty percent of the common stock of the company (such events are referred to collectively as the Reorganization and Public Offering). Although the Director of the Missouri Department of Insurance
(DOI), following several meetings with BCBSMo, the submission of background documents and the filing of an application by BCBSMo, formally approved the Reorganization and Public Offering on April 14, 1994, the Director and DOI subsequently made public statements that the Reorganization and Public Offering violated state laws and constituted a de facto conversion to a for-profit corporation. The Director and the DOI claimed that BCBSMo was therefore obligated to transfer all of its assets, including all of its RightCHOICE stock, to the State of Missouri or a charity designated by the State of Missouri and made various threats to, among other things, bring legal action, seek a receivership or terminate BCBSMo's license to operate as a health services corporation unless BCBSMo made that transfer.

BCBSMo engaged in extensive efforts to settle this dispute but has been unsuccessful due to the unreasonable and unauthorized demands of the Director, including an offer by the Director to settle for a $180 million payment to the State of Missouri or to a charity designated by the State of Missouri. BCBSMo ultimately concluded that it had no reasonable alternative but to file a petition for declaratory judgment and other relief on May 13, 1996 in the Circuit Court of Cole County, Missouri (the Court) against the DOI and the Director in his official capacity. The Missouri Attorney General was joined in this action as a necessary party due to his sole authority to enforce the nonprofit corporation laws at issue. In the petition, BCBSMo requests a declaration that under Missouri law (i) the Director and the DOI have no authority to demand any such payment; (ii) the Director and the DOI have no jurisdiction to commence an administrative action to compel (or coerce) any such payment; (iii) the Director and the DOI lack jurisdiction to amend, modify or reverse the final administrative approval of the Reorganization and the Public Offering; (iv) BCBSMo has no legal obligation to make any such payment to the State of Missouri or to any other entity as a result of the Reorganization or Public Offering; and (v) the Reorganization and Public Offering complied with all laws applicable to nonprofit health services corporations. BCBSMo further seeks injunctive relief to restrain and enjoin the Director and the DOI from taking any action against BCBSMo based upon the Reorganization and Public Offering including, (i) demanding that BCBSMo make any such payment; (ii) instituting regulatory actions to compel any such payment; (iii) revoking, suspending or refusing to renew the operating license of BCBSMo or instituting any seizure or receivership action relating to the Reorganization and Public Offering; or (iv) otherwise pressuring and coercing BCBSMo to "voluntarily" make any such payment. In view of the bias, hostility and prejudgment of the merits of this dispute reflected by the public and private statements of the Director and other members of the DOI, the petition also seeks a declaration that the Director and the DOI should be disqualified from conducting any hearing or making any determination which relates to the Reorganization and Public Offering, including the legal consequences thereof or payments supposedly due and owing as a result thereof. Finally the petition seeks recovery of all expenses and costs (including attorneys' fees) incurred by BCBSMo in the prosecution of these claims and such other and further relief as the Court deems just and appropriate.

On May 22, 1996, BCBSMo obtained a temporary restraining order (TRO) against the Director and the DOI -- which remains in effect until the Court renders its decision on the merits -enjoining them from, among other things, (i) terminating BCBSMo's Certificate of Authority to operate as a health service corporation for reasons related to the Reorganization and Public Offering; (ii) making any administrative determination relating to the Reorganization and Public Offering; or (iii) instituting any seizure, receivership, conservatorship or similar action or proceeding against BCBSMo relating to the Reorganization and Public Offering.

The Director and the DOI filed an answer and counterclaims on June 13, 1996. The answer sets forth several affirmative defenses, including alleged fraud and negligent misrepresentation with respect to the application filed by BCBSMo seeking approval of the Reorganization and Public Offering. The answer contends that the application failed to adequately disclose that BCBSMo intended to reinsure its Medigap policies with HALIC and thus effected such reinsurance without the necessary DOI approval. The answer further contends that the DOI's approval was improperly obtained because BCBSMo did not file amendments to its articles of incorporation adopted on April 13, 1994 with the DOI within the 20 day period specified by the health service corporation statute (even though that period expired after the DOI's approval had been obtained) because those amendments would have alerted the DOI of BCBSMo's alleged wrongful de facto conversion into a for profit corporation (or from a public benefit nonprofit corporation to a mutual benefit nonprofit corporation even though the Missouri nonprofit laws in effect in 1994 did not recognize that distinction). The counterclaims also allege various violations of certain health service corporation statutes within Chapter 354 of the Missouri Revised Statutes (RSMo) which the DOI contends disqualify BCBSMo from being organized and operating under Chapter 354 of RSMo, as well as violations of various other laws by allegedly not obtaining proper approval of the Reorganization and Public Offering and by effecting the aforementioned de facto conversion.

The Director and the DOI seek the following relief with respect to their counterclaims: (i) permanent injunctions restraining, among other things,
(A) BCBSMo from transferring assets to or entering into reinsurance transactions with its subsidiaries or affiliates without the prior express approval of the DOI, or (B) permitting the company or any for profit subsidiary to retain profits to the exclusion of BCBSMo's use of such profits to further nonprofit public benefit purposes, (ii) ordering BCBSMo to cease the allegedly unauthorized reinsurance of Medigap policies and to compel HALIC to return to BCBSMo all profits earned by HALIC as a result of the allegedly unauthorized reinsurance of BCBSMo's Medi-gap policies, (iii) enjoining BCBSMo from transacting its business without the prior express written consent of the Director; (iv) imposing a trust on BCBSMo's assets for public benefit purposes, and (v) an accounting of all asset transfers to the company, its subsidiaries or affiliates, or their respective officers or directors, as well as all profits earned by HALIC as a result of the allegedly unauthorized reinsurance of BCBSMo's Medi-gap policies, including a judgment against BCBSMo and its subsidiaries for a sum to be determined from the accounting.

The Attorney General filed an answer and counterclaim on June 20, 1996. The counterclaim alleges that the Reorganization and Public Offering, and the continued operations through the company and its subsidiaries, exceed BCBSMo's statutory purposes under Chapters 354 and 355 or RSMo. The Attorney General requests a declaration that BCBSMo has exceeded its lawful authority and seeks such relief as the Court determines to be appropriate under the circumstances.

BCBSMo filed a motion for summary judgment against the Director and the DOI on July 1, 1996, asserting that it should prevail in this action as a matter of law because (i) the Missouri statutes expressly authorized the Reorganization, (ii) the Director's approval was not required (or alternatively the Director expressly approved the Reorganization after full disclosure and now has no jurisdiction to modify, amend or revoke the approval), (iii) equitable principles preclude the Director from reconsidering the approval even if he had jurisdiction to do so, (iv) the Director has no legal authority or standing to challenge BCBSMo's nonprofit status, to claim that BCBSMo is a public benefit corporation (as opposed to a mutual benefit corporation) or to assert that BCBSMo's assets are held in a charitable trust for the benefit of the public, (v) BCBSMo did not violate the statutes alleged, (vi) BCBSMo is a mutual benefit corporation and not a public benefit corporation, and (vii) BCBSMo's assets are not held in charitable trust for the benefit of the public. BCBSMo's motion for summary judgment remains pending.

A motion to intervene was filed on July 11, 1996 by certain self-described special interest groups and individuals asserting that they have an interest in the property and the transactions which are the subject matter of BCBSMo's dispute with the DOI. After BCBSMo opposed this motion, the Court denied the motion on the ground, among others, that the intervenors lacked the requisite standing to assert the claims they were attempting to assert.

BCBSMo filed a reply to the counterclaims of the Director and the DOI on July 15, 1996, and filed a reply to the counterclaim of the Attorney General on July 22, 1996, which in each case sets forth affirmative defenses. On July 31, 1996 the Missouri Attorney General filed a motion for partial summary judgment on his counterclaim. BCBSMo intends to file a motion for summary judgment on its claims against the Attorney General and on the Attorney General's counterclaims in the near future.

The company believes that the counterclaims of the Director, the DOI and the Attorney General are without merit and that BCBSMo's legal position is strong. If, however, BCBSMo is unsuccessful in obtaining the relief it is requesting, or in defending against such counterclaims, there could be a material adverse effect on the company and the market for the company's stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Results of Operations, Financial Condition or Business - Litigation with DOI and Attorney General."

Other Contingencies

The company and BCBSMo recently received a market conduct report from the DOI. The company has formally responded to the report. Certain of the criticisms made by the examiners involve compliance issues which the company is currently addressing. The company believes, and has so alleged in the action described under "Litigation with DOI and Attorney General," that the market conduct study was not conducted for legitimate purposes of regulatory oversight but rather as a pretext to either revoke or refuse to renew BCBSMo's license to operate as a health services corporation and thus to improperly pressure and coerce BCBSMo into making the payment in the nature and amount described above under "Litigation with DOI and Attorney General." Although the company believes that any forfeitures legitimately required to be paid should not be material, the company cannot anticipate the potential actions of the DOI or their reasonableness.

In addition to the matters described above, the company is a party to litigation in the normal course of business, including professional liability.

6.   Transfer of Service Functions

Beginning January 1997, the company will move its St. Louis-based claims, customer service, billing and provider services functions to its Springfield, Missouri facility and a yet to be constructed facility to be located in Cape Girardeau, Missouri. Approximately 200 jobs will be relocated to Cape Girardeau with an additional 100 moving to Springfield. The transfer program will be conducted in stages beginning January 1997 and ending mid-1997. The move is expected to result in annual salary and benefit cost savings of approximately $3 million to $3.5 million. The company will incur charges to earnings estimated at $6 million to $8 million beginning in the second quarter and continuing through 1996 and into 1997 for costs associated with the relocation. The second quarter charge for this relocation of $2.7 million is reflected in the non-recurring relocation charge caption on the 1996 Consolidated Statements of Income.

7.   RightCHOICE Plan to Purchase Stock Held by Parent Company

BCBSMo announced on June 20, 1996 that its board of directors had approved a funding mechanism to support its strategic plan designed to expand programs, health care services, and community activities. In an initial transaction, BCBSMo plans to sell 1.5 million to 2 million shares to the company by the end of the third quarter of 1996 at current market prices, subject to regulatory review and final board of directors' approvals. On August 12, 1996, BCBSMo received notification from the DOI denying BCBSMo's Form D, "Prior Notification of a Transaction." The denial requests that BCBSMo provide answers to the DOI's questions and provide additional documentation related to this transaction. BCBSMo intends to resubmit the Form D in compliance with the DOI request. Following approval by the DOI, if granted, and completion of the transaction, the shares will be held by the company for general corporate purposes. Also, subsequent to the transaction, BCBSMo will continue to maintain a controlling interest in the company.

8.   Reclassifications

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

The following table sets forth premium revenue by product group for the three and six month periods ended June 30, 1996 and 1995 (unaudited):

                                 Three Months Ended   Six Months Ended
                                        June 30,          June 30,
Product Group                      1996       1995    1996       1995
                                   (in thousands)      in thousands)
PPO                             $ 77,608   $ 72,847  $153,008  $147,746
HMO                               33,638     22,657    66,011    45,287
Medicare supplement               24,755     26,665    49,752    53,626
Managed indemnity                  4,413      6,188     8,505    13,214
Other specialty services           7,396      4,628    14,081     8,741
     Total premium revenue       147,810    132,985   291,357   268,614
ASO/Self-funded and other income  13,570     11,133    27,991    22,000
     Total revenues             $161,380   $144,118  $319,348  $290,614

The following table sets forth selected operating ratios. The medical loss ratio is shown as a percentage of healthcare services expense over premium revenue. All other ratios are shown as a percentage of premium revenue and fees and other income combined:

                                 Three Months Ended   Six Months Ended
                                        June 30,          June 30,
                                      1996     1995    1996     1995
Operating revenues:
  Premium revenue                      91.6%   92.3%   91.2%    92.4%
  Fees and other income                 8.4%    7.7%    8.8%     7.6%
                                      100.0%  100.0%  100.0%   100.0%
Operating expenses:
  Medical loss ratio                   81.0%   74.1%   77.8%    74.1%
  Commission expense                    4.0%    3.6%    4.0%     3.2%
  General and administrative expense   21.5%   22.6%   21.6%    22.6%

Membership

The following table sets forth membership data and the percent change in membership:


                                                      June 30,
          Product Group                           1996      1995      %
          Underwritten:
              PPO:
               Alliance PPO                      210,332   236,076  (10.9)%
               AllianceChoice POS                 74,962    20,070  273.5
              HMO:
               Commercial (includes other POS)    92,510    62,921   47.0
               BlueCHOICE Senior                   5,058     1,725  193.2
               BlueCHOICE Medicaid (MC+)           5,120             N/A
              Medicare supplement                 70,649    79,458  (11.1)
              Managed indemnity                   12,373    19,619  (36.9)
                                                 471,004   419,869   12.2
          Self-funded:
              PPO                                111,680   114,768   (2.7)
              HMO                                 16,157    10,173   58.8
              ASO (1996 includes HealthLink)*  1,133,645   255,697  343.4

          Total Membership                     1,732,486   800,507  116.4%

   * does not include 439,073 additional third party administrator members that are part of The EPOCH Group, L.C., a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995.

Comparison of Results for Second Quarter 1996 to Second Quarter 1995

Revenues

Premium revenue increased 11.1% in the second quarter of 1996 in comparison to the second quarter of 1995. As described below, components of premium revenue were affected by product mix shifts as the company continued its positioning of its managed care portfolio; and as a result, such changes may not be indicative of future periods.

PPO revenues increased $4.8 million - - $5.5 million due to a 10.8% increase in member months, partially offset by a $0.7 million decrease in revenue resulting from a 3.8% net decrease in premium rates. Rates decreased due to two main factors. First, the company's drug product, AllianceRx, which was introduced in November 1994 is sold to members on a separate product basis; prior to this, the drug benefit was typically included as part of the basic PPO medical program. The resulting shift in revenue from the PPO products to other specialty services is more pronounced in the second quarter of 1996 than the prior year second quarter due to the gradual penetration of AllianceRx throughout 1995. Second, the company experienced a shift in membership to AllianceChoice, a lower cost, non-gatekeeper point-of-service (POS) product. Alliance PPO membership decreased by 25,700 members from June 30, 1995 to June 30, 1996 while AllianceChoice membership increased by 54,900 over the same time period. Thus, net PPO membership gains are attributable to the positive acceptance in the marketplace of the company's AllianceChoice product. AllianceChoice membership increased by an additional 11,100 members in the second quarter of 1996. Management anticipates continued enrollment gains for this product. The company also intends to introduce an AllianceChoice Individual product and expand its PPO offering into Illinois in the second half of 1996.

HMO premium revenue increased $11.0 million or 48.5% - - $13.6 million due to a 54.9% increase in member months partially offset by a $2.6 million decrease due to a 4.1% net reduction in premium rates. Net premium rates have declined due to HMO competition in the company's HMO service areas. Membership increases are due to the introduction and positive momentum of new products--BlueCHOICE Individual (introduced in November
1994), BlueCHOICE Senior (introduced in April 1995), HealthNet Blue POS (introduced in March 1995), and BlueCHOICE Medicaid (introduced in March
1996). These four products combined account for approximately 31,500 underwritten members at June 30, 1996. In addition, the company's arrangement with Freeman Hospitals and Health System, beginning in July 1995, has enabled the BlueCHOICE HMO and POS products to be offered in the six-county area surrounding Joplin, Missouri. As of June 30, 1996, there were approximately 6,000 members enrolled in products sold through this arrangement with Freeman. In addition to the expected future enrollment growth in these products, the company anticipates offering a HealthNet Blue Individual product in the second half of 1996 to complement the HealthNet Blue product family in southeast Missouri.

Premium revenue from Medicare supplement decreased by $1.9 million in the second quarter of 1996. Member months decreased by 11.4% partially offset by a 4.8% increase in premium rates. Membership declines are partially attributable to members shifting to BlueCHOICE Senior, a Medicare-risk program, which provides medical benefits at least as comprehensive as Medicare benefits for persons eligible to receive Medicare at no additional cost to the member. The company markets its BlueCHOICE Senior product as part of its strategy to direct existing customers to more intensely managed health care products.

Managed indemnity premium revenue decreased by $1.8 million due to a 38.9% decline in member months in keeping with the company's strategy to move towards more highly managed care products.

Revenue from other specialty services increased $2.8 million due primarily to a 62.5% increase in member months. These increases are primarily attributable to the aforementioned selling of the company's drug product separate from PPO major medical products.

Fees and other income from administrative services only/self-insured and network services increased by $2.4 million. This increase is due to two main factors. First, ASO revenues of $6.8 million were generated for the second quarter of 1996 by HealthLink, which was acquired by the company in August 1995. The HealthLink ASO revenues include $0.4 million earned by HealthLink HMO, Inc. subsequent to its May 31, 1996 acquisition by HealthLink. Second, offsetting HealthLink's ASO revenues is the loss of revenues from the company's third-party administrator (TPA) subsidiaries which were $2.4 million in the second quarter of 1995. These subsidiaries were combined with another TPA company to form The EPOCH Group, L.C. (Epoch) in December 1995. The company owns 50% of Epoch and utilizes the equity method of accounting for this entity. The company's share of the earnings of Epoch for the second quarter of 1996 was $0.3 million and is included in the other income (expense), net, caption on the 1996 Consolidated Statement of Income. Excluding the effect of these two organizational changes, fees and other income declined by $2.0 million partially due to the loss of one employer group with approximately 15,800 members in the second quarter of 1995.

Operating Expenses

The overall medical loss ratio increased by 6.9% to 81.0% in the second quarter 1996 in comparison to 74.1% in the second quarter 1995 primarily as a result of 1) the company's lower margin BlueCHOICE Senior and Medicaid products, 2) competitive HMO pricing to enhance selected enrollment growth,
3) higher drug and outpatient utilization, and 4) growth in regions outside of the metropolitan St. Louis area that have less cost efficient networks. The company's extensive PPO provider recontracting and ongoing medical management efforts have enabled the company to achieve medical cost savings. These efforts with the PPO products are evidenced by fewer hospital days / 1000 members and a lower average length of stay. The savings from these efforts have been offset by increased outpatient encounters and costs coupled with increased local medical cost trends.
The company expects its continued medical management efforts to assist in controlling future medical costs. These efforts include implementing improved medical management mechanisms and network management actions, effective July 1, 1996, which will focus primarily on ambulatory services, including outpatient precertification for certain services under new PPO and POS business, and lower provider reimbursement rates for selected outpatient services. In addition, the company's BlueCHOICE HMO will launch its Physician Group Partners Program that provides incentives to physicians to improve quality, patient satisfaction, and cost savings.

Commission expense increased by $1.4 million or 27.3% in the second quarter of 1996 primarily related to increased membership growth and more aggressive commission schedules to enhance member growth and persistency.

General and administrative expenses increased by $2.1 million, or 6.5%. HealthLink accounted for $4.8 million of general and administrative expenses in the second quarter of 1996. These expenses were not incurred in the second quarter of 1995 as HealthLink was acquired in August 1995. Offsetting this increase to expense is the reduction of expenses related to the company's aforementioned TPA subsidiaries that were combined to form Epoch in December 1995. The results of operations of Epoch (50% owned by the company) are not consolidated with the company's operations. Second quarter 1995 general and administrative expenses include $2.4 million of TPA subsidiary general and administrative expenses. Factoring out the effects of these entities, comparable second quarter 1996 general and administrative expenses decreased by $0.3 million. This decrease is partially attributable to greater costs incurred for corporate investments in 1995.

Operating Income

Operating income decreased $10.1 million in the second quarter 1996 in comparison to the second quarter 1995. Excluding the second quarter 1996 non-recurring relocation charge as described under "Recent Developments - Transfer of Service Functions," operating income decreased by $7.4 million. This decrease is primarily attributable to softer pricing and higher outpatient utilization trends.

Net Investment Income

The second quarter 1996 net investment income of $5.6 million represents a $1.0 million increase over the second quarter 1995, inclusive of a $0.9 million increase in net realized gains. The net realized gains in the second quarter of 1996 include a gain of $0.4 million related to HealthLink's disposition of its 20 percent interest in Missouri Valley Life and Health Insurance Company, Inc. An additional $1.7 million of net realized gains in 1996 were incurred in the second quarter when the company converted one of its equity portfolios from an active to a more passive investment strategy. Approximately $1.0 million in net realized gains in the second quarter of 1995 were the result of the company's sale of $14.0 million in equity securities pursuant to the restructuring of the company's investment portfolio to be weighted more heavily in fixed income securities to comply with regulatory limitations.

Provision for Income Taxes

The company's effective income tax rate was 40.8% and 38.5% for the second quarter of 1996 and the second quarter of 1995, respectively. The effective rate increased in the second quarter of 1996 primarily as a result of the impact of non-deductible goodwill amortization.

Net Income

The company's net income for the second quarter of 1996 was $1.3 million ($.07 per share). Excluding the non-recurring relocation charge, net income was $3.0 million ($.16 per share), representing a decrease of $4.4 million compared to net income of $7.4 million for the second quarter of 1995.

Comparison of Results for the Six Months Ended June 30, 1996 to the Six Months Ended June 30, 1995

Revenues

Premium revenue increased $22.7 million or 8.5% in the first half of 1996 in comparison to the first half of 1995. As described below, components of premium revenue were affected by product mix shifts as the company continued its positioning of its managed care portfolio; and as a result, such changes may not be indicative of future periods.

PPO revenues increased $5.3 million - - $9.9 million due to a 9.8% increase in member months, partially offset by a $4.6 million decrease in revenue resulting from a 5.7% net decrease in premium rates. Rates decreased due to two main factors. First, the company's drug product, AllianceRx, which was introduced in November 1994 is sold to members on a separate product basis; prior to this, the drug benefit was typically included as part of the basic PPO medical program. The resulting shift in revenue from the PPO products to other specialty services is more pronounced in the first half of 1996 than the prior year due to the gradual penetration of AllianceRx throughout 1995. Second, the company experienced a shift in membership to AllianceChoice, a lower cost, non-gatekeeper point-of-service (POS) product. Alliance PPO membership decreased by 25,700 members from June 30, 1995 to June 30, 1996 while AllianceChoice membership increased by 54,900 over the same time period. Thus, net PPO membership gains are attributable to the positive acceptance in the marketplace of the company's AllianceChoice product. AllianceChoice membership increased by 26,300 in the first half of 1996. Management anticipates continued enrollment gains for this product. The company also intends to introduce an AllianceChoice Individual product and expand its PPO offering into Illinois in the second half of 1996.

HMO premium revenue increased $20.7 million or 45.8% - - $24.8 million due to a 46.3% increase in member months partially offset by a $4.1 million decrease due to a small net reduction in premium rates. Net premium rates have declined due to HMO competition in the company's HMO service areas. Membership increases are due to the introduction and positive momentum of new products--BlueCHOICE Individual (introduced in November 1994), BlueCHOICE Senior (introduced in April 1995), HealthNet Blue POS (introduced in March 1995), and BlueCHOICE Medicaid (introduced in March
1996). These four products combined gained 16,500 members in the first half of 1996 and 23,900 members since June 30, 1995. In addition, the company's arrangement with Freeman Hospitals and Health System, beginning in July 1995, has enabled the BlueCHOICE HMO and POS products to be offered in the six-county area surrounding Joplin, Missouri. As of June 30, 1996,there were approximately 6,000 members enrolled in products sold through this arrangement with Freeman. In addition to the expected future enrollment growth in these products, the company anticipates offering a HealthNet Blue Individual product in the second half of 1996 to complement the HealthNet Blue product family in southeast Missouri.

Premium revenue from Medicare supplement decreased by $3.9 million in the first half of 1996. Member months decreased by 11.3% partially offset by a 4.6% increase in premium rates. Membership declines are partially attributable to members shifting to BlueCHOICE Senior, a Medicare-risk program, which provides medical benefits at least as comprehensive as Medicare benefits for persons eligible to receive Medicare at no additional cost to the member. The company markets its BlueCHOICE Senior product as part of its strategy to direct existing customers to more intensely managed health care products.

Managed indemnity premium revenue decreased by $4.7 million due to a 40.4% decline in member months in keeping with the company's strategy to move towards more highly managed care products.

Revenue from other specialty services increased $5.3 million due primarily to a 69.4% increase in member months. These increases are primarily attributable to the aforementioned selling of the company's drug product separate from PPO major medical products.

Fees and other income from administrative services only/self-insured and network services increased by $6.0 million. This increase is due to two main factors. First, ASO revenues of $13.4 million were generated for the first half of 1996 by HealthLink, which was acquired by the company in August 1995. The HealthLink ASO revenues include $0.4 million earned by HealthLink HMO, Inc. subsequent to its May 31, 1996 acquisition by HealthLink. Second, offsetting HealthLink's ASO revenues is the loss of revenues from the company's third-party administrator (TPA) subsidiaries which were $4.8 million in the first half of 1995. These subsidiaries were combined with another TPA company to form The EPOCH Group, L.C. (Epoch) in December 1995. The company owns 50% of Epoch and utilizes the equity method of accounting for this entity. The company's share of the earnings of Epoch for the first half of 1996 was $0.4 million and is included in the other income (expense), net, caption on the 1996 Consolidated Statement of Income. Excluding the effect of these two organizational changes, fees and other income declined by $2.6 million partially due to the loss of one employer group with approximately 15,800 members in the second quarter of 1995.

Operating Expenses

The overall medical loss ratio increased by 3.7% to 77.8% in the first half 1996 in comparison to 74.1% in the first half 1995 primarily as a result of
1) the company's lower margin BlueCHOICE Senior and Medicaid products, 2) competitive HMO pricing to enhance selected enrollment growth, 3) higher drug and outpatient utilization, and 4) growth in regions outside of the metropolitan St. Louis area that have less cost efficient networks. The company's extensive PPO provider recontracting and ongoing medical management efforts have enabled the company to achieve medical cost savings. These efforts with the PPO products are evidenced by fewer hospital days / 1000 members, a lower average length of stay, and slightly lower year-to-date medical costs on a per member basis. These savings have been offset by increased outpatient encounters and costs coupled with increased local medical cost trends. The company expects its continued medical management efforts to assist in controlling future medical costs. These efforts include implementing improved medical management mechanisms and network management actions, effective July 1, 1996, which will focus primarily on ambulatory services, including outpatient precertification for certain services under new PPO and POS business, and lower provider reimbursement rates for selected outpatient services. In addition, the company's BlueCHOICE HMO will launch its Physician Group Partners Program that provides incentives to physicians to improve quality, patient satisfaction, and cost savings.

Commission expense increased by $3.4 million or 36.7% in the first half of 1996 primarily related to increased membership growth and more aggressive commission schedules to enhance member growth and persistency. In addition, commissions were lower in the first half of 1995 due to an accounting adjustment of $0.6 million.

General and administrative expenses increased by $3.3 million, or 5.0%. HealthLink accounted for $9.4 million of general and administrative expenses in the first half of 1996. These expenses were not incurred in the first half of 1995 as HealthLink was acquired in August 1995. Offsetting this increase to expense is the reduction of expenses related to the company's aforementioned TPA subsidiaries that were combined to form Epoch in December 1995. The results of operations of Epoch (50% owned by the company) are not consolidated with the company's operations. First half 1995 general and administrative expenses include $4.9 million of TPA subsidiary general and administrative expenses. Factoring out the effects of these entities, comparable first half 1996 general and administrative expenses decreased by $1.2 million. This decrease is partially attributable to greater costs incurred for corporate investments in 1995 which included costs pertaining to the establishment of feasibility for the company's information and operations strategy (IOS) project.

Operating Income

Operating income decreased $8.4 million in the first half of 1996 in comparison to the first half of 1995. Excluding the second quarter 1996 non-recurring relocation charge as described under "Recent Developments - Transfer of Service Functions," operating income decreased by $5.6 million. This decrease is primarily attributable to softer pricing and higher outpatient utilization trends in 1996.

Net Investment Income

The first half 1996 net investment income of $10.1 million represents a $1.7 million increase over the first half 1995, inclusive of a $1.8 million increase in net realized gains. Realized gains in the first half of 1996 include a gain of $0.4 million related to HealthLink's disposition of its 20 percent interest in Missouri Valley Life and Health Insurance Company, Inc., net realized gains of $1.7 million incurred when the company converted one of its equity portfolios from an active to a more passive investment strategy, and additional net realized gains that resulted from investment transactions in the ordinary course of business. Approximately $1.0 million in net realized gains in the first half of 1995 were the result of the company's sale of $14.0 million in equity securities pursuant to the restructuring of the company's investment portfolio to be weighted more heavily in fixed income securities to comply with regulatory limitations.

Provision for Income Taxes

The company's effective income tax rate was 39.3% and 37.1% for the first half 1996 and the first half 1995, respectively. The effective rate increased in the first half of 1996 as a result of the impact of non-deductible goodwill amortization and the lack of comparable tax-exempt investment income as that received in the first half of 1995.

Net Income

The company's net income for the first half of 1996 was $9.5 million ($.51 per share). Excluding the non-recurring relocation charge, net income was $11.2 million ($.60 per share), representing a decrease of $3.8 million compared to the net income of $15.0 million for the first half of 1995.

Liquidity and Capital Resources

The company's working capital as of June 30, 1996 was $119.0 million, a decrease of $5.8 million from December 31, 1995. The decrease is partially attributable to a $3.4 million unrealized net depreciation of investments available for sale during the first half of 1996. Additional decreases relate to the company's $3.1 million cash purchase of a forty-four percent interest in Healthcare InterChange, Inc. in the first quarter of 1996, net cash payments of $5.4 million to a subsidiary of Blue Cross and Blue
Shield of Kansas City (BCBSKC) relating to a reinsurance agreement transaction, and $10.3 million of property and equipment purchases primarily for IOS development costs. These working capital decreases are partially offset by the $16.6 million of net income, excluding depreciation of property and equipment and amortization of intangibles, earned in the first half of 1996.

Cash generated from operations totaled $10.8 million for the six months ended June 30, 1996. Net income was $9.5 million while depreciation of property and equipment and amortization of intangibles was $7.0 million. Receivables from members decreased by $6.1 million partially due to the large volume of annual direct pay billings that took place in December 1995. In addition, the company's net related party receivable at June 30, 1996 decreased by $3.6 million primarily due to intercompany tax settlements pursuant to a tax sharing agreement between the company and Blue Cross and Blue Shield of Missouri (BCBSMo). These increases to operating cash flows were partially offset by an increase in other assets of $9.0 million and a decrease in accounts payable and accrued expenses of $7.0 million. The increase in other assets is primarily due to the $5.4 million payment related to a reinsurance agreement transaction with BCBSKC. The decrease in payables relates to settlements of legal liabilities and decreases in various other accruals, partially offset by a second quarter accrual of $2.7 million for relocation costs as described under "Recent Developments - Transfer of Service Functions."

The company requested that its reducing revolving credit facility agreement (the Credit Facility) be amended (1) to exclude from a covenant calculation the one-time expenses up to $7 million related to the relocation of the service center (as described in "Recent Developments - Transfer of Service Functions") during fiscal 1996 and 1997 (2) to reduce the level of a required covenant ratio during this same time period, and
(3) to permit the company to repurchase up to 2 million shares of its common stock from BCBSMo. Also related to the Credit Facility, the company completed, for a small cancellation fee, a termination of its interest rate swap agreements covering a notional amount of $62 million. The quarterly settlement rates for these agreements had been calculated as a spread between a fixed annual rate of 6.22% and the three-month floating London Interbank Offered Rate (LIBOR). At June 30, 1996, the $62 million of borrowings under the Credit Facility are denominated, at the option of the company, as offshore rate loans that bear interest from 0.5% to 0.925% above LIBOR.

BCBSMo announced on June 20, 1996 that its board of directors had approved a funding mechanism to support its strategic plan designed to expand programs, health care services, and community activities. In an initial transaction, BCBSMo plans to sell 1.5 million to 2 million shares to the company by the end of the third quarter of 1996 at current market prices, subject to regulatory review and final board of directors' approvals. On August 12, 1996, BCBSMo received notification from the DOI denying BCBSMo's Form D, "Prior Notification of a Transaction." The denial requests that BCBSMo provide answers to the DOI's questions and provide additional documentation related to this transaction. BCBSMo intends to resubmit the Form D in compliance with the DOI request. Following approval by the DOI, if granted, and completion of the transaction, the shares will be held by the company for general corporate purposes. Also, subsequent to the transaction, BCBSMo will continue to maintain a controlling interest in the company.

Recent Developments

Information Strategies

The Board of Directors of the company approved the continued implementation of a comprehensive information and operations strategy (IOS) which substantially began in 1995. IOS will assist the company in implementing its managed care strategy of delivering the lowest cost medical care consistent with quality outcomes. The company believes that controlling medical costs in the future will be highly dependent on readily accessing both member and provider medical information at a detail level which provides real-time analytical support. Management received a capital expenditure authorization from the Board of Directors to expend funds up to approximately $16 million during 1996 for the project subject to periodic review by an ad-hoc committee of the Board. In the first half of 1996, the company made capitalized expenditures of $8.9 million on this project. While management believes that the IOS project will be initially dilutive to earnings per share, it is believed that opportunities exist for significant medical and administrative savings which will provide a payback and contribute to earnings per share, possibly as early as 1997.

Transfer of Service Functions

Beginning January 1997, the company will move its St. Louis-based claims, customer service, billing and provider services functions to its Springfield, Missouri facility and a yet to be constructed facility to be located in Cape Girardeau, Missouri. Approximately 200 jobs will be relocated to Cape Girardeau with an additional 100 moving to Springfield. The transfer program will be conducted in stages beginning January 1997 and ending mid-1997. The move is expected to result in annual salary and benefit cost savings of approximately $3 million to $3.5 million. The company will incur charges to earnings estimated at $6 million to $8 million beginning in the second quarter and continuing through 1996 and into 1997 for costs associated with the relocation. The second quarter charge for this relocation of $2.7 million is reflected in the non-recurring relocation charge caption on the 1996 Consolidated Statements of Income.

Southern Illinois Expansion

The company announced its plans on June 7, 1996 to purchase Cragin American Assurance Company (Cragin), a currently dormant Illinois company chartered to underwrite health and life insurance. The acquisition of Cragin from LaSalle Bank, F.S.B., which is subject to regulatory approval, will give the company a license to further its offerings of managed care products in Illinois. The transaction, expected to close in the third quarter of 1996, will include a cash payment of approximately $3 million, in exchange for the net assets of Cragin of approximately $3 million, representing primarily marketable securities. The company already owns a southern Illinois provider network through its HealthLink subsidiary and the company plans to offer group and individual PPO coverage to the approximately one million residents in this region by early 1997.

Contingencies

See the description under the same caption in Note 5 of the Notes to Consolidated Financial Statements, which description is incorporated herein by reference.

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

Litigation with DOI and Attorney General

BCBSMo has filed an action against the Missouri Department of Insurance
(DOI), the Director of the DOI, and the Attorney General seeking a declaratory judgment and other relief (the Declaratory Judgment Action) with respect to the Reorganization and Public Offering, as described under the same caption in Note 5 of the Notes to Consolidated Financial Statements. Among the relief requested in that action is a declaration that the Director and the DOI should be disqualified from conducting any hearing or making any determination which relates to the Reorganization and Public Offering (including the legal consequences thereof or payments due and owing as a result thereof) due to the hostility, bias and prejudgment of the merits of this dispute reflected in the public and private statements of the Director and other members of the DOI. In the absence of such relief, the Director and the DOI may pursue various types of retaliatory administrative action against BCBSMo.

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

Dependence on Sales to Individuals

Sales of the company's health care benefit products to individuals comprise a substantial portion of the the company's business. The medical loss ratio attributable to the company's individual business is significantly lower than that of the company's insured group business. As a result, individual business accounts for a proportionately greater percent of the company's operating income. The company's overall margins would be adversely impacted by a reduction in the relative percent of its business represented by individual business or by an increase in the medical loss ratio for individuals. The company believes that the success of the individual business is more dependent than that of its group business on the management of health care costs through product design, pricing decisions and the application of appropriate underwriting standards. There can be no assurance that the profitability of this business will be sustained or that the company will not experience unanticipated increases in claims.

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

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

Note 5 to the Consolidated Financial Statements in Part I, Item 1 contains a description of various pending and threatened claims, including a description of the subscriber class action lawsuit filed on March 15, 1996 and litigation with the Missouri Department of Insurance (DOI), the Director of the DOI, and the Missouri Attorney General, which descriptions are incorporated by reference herein. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results of Operations, Financial Condition or Business."

ITEM 2.   Change in Securities

     a)   Not applicable

     b)   Not applicable

ITEM 3.   Defaults Upon Senior Securities

     a)   Not applicable

     b)   Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders

     a) The Annual meeting of Shareholders of the company was held on May 14, 1996.


     b) Three class II directors of the company were elected for three year terms by the shareholders at the annual meeting. The three newly elected directors are:

Nominee                  Number of Votes
Frederic C. Brussee        152,423,470
Ronald G. Evens, M.D.      152,426,147
Edward C. Gomes, Jr.       152,425,152

The following directors terms continued in effect after the meeting:

Norman J. Tice
William H. T. Bush
Roy R. Heimburger
Earle H. Harbison, Jr.
Roger B. Porter
Gloria W. White

     c) The following matter was voted by the shareholders at the annual meeting:

     Approval of a proposal to increase the total number of shares of RightCHOICE Class A Common Stock issued under the 1994 Equity Incentive Plan.
                  For         Against       Abstentions

Votes cast:   151,855,733      92,223          5,356

ITEM 5.   Other Information

Note 7 to the Consolidated Financial Statements in Part I, Item 1 contains a description of the company's plan to purchase stock held by BCBSMo, which description is incorporated by reference herein.

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

10.1      Stock Purchase Agreement By and Between RightCHOICE
          Managed Care, Inc. and LaSalle Bank, F.S.B. dated as of June 7,
          1996.

10.2      Third Amendment to the Credit Agreement.

10.3 Stock Purchase Agreement By and Between Blue Cross and Blue Shield of Missouri and RightCHOICE Managed Care, Inc. dated as of July 19, 1996.

27        Financial Data Schedule (Electronic Filing Only).

* Document has previously been filed with the Securities and Exchange Commission and is incorporated by reference and made a part hereof.

b)        Reports on Form 8-K:

None filed during the three months ended June 30, 1996.


                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RIGHTCHOICE MANAGED CARE, INC.
                                  Registrant


Date:      August 13, 1996        By:  [s]  JANICE C. FORSYTH
                                     Janice C. Forsyth
                                     Senior Vice President,
                                     Secretary and General Counsel


Date:      August 13, 1996        By:  [s] SANDRA VAN TREASE
                                     Sandra Van Trease
                                     Senior Vice President and
                                     Chief Financial Officer