Form 10-Q
period 1996-09-30
RIGHTCHOICE MANAGED CARE INC
filed 1996-11-14
CIK 921766

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

                                  OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

                 Commission File Number 1-13248

                 RIGHTCHOICE MANAGED CARE, INC.
        (Exact name of registrant as specified in its charter)

          Missouri                          43-1674052
(State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

1831 Chestnut Street, St. Louis, Missouri    63103-2275
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code   (314) 923-4444


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

     Title of each class               Outstanding at September 30, 1996
Class A Common Stock, $0.01 par value           3,714,400 shares
Class B Common Stock, $0.01 par value          14,962,500 shares

                   RIGHTCHOICE MANAGED CARE, INC.
                    Third Quarter 1996 Form 10-Q
                           Table of Contents



PART  I.     FINANCIAL INFORMATION                                      PAGE

     ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of September 30, 1996 and
           December 31, 1995                                              3

           Consolidated Statements of Income for the Three and Nine
           Months Ended September 30, 1996 and 1995                       4

           Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1996 and 1995                              5

           Notes to Consolidated Financial Statements                     7

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        14

PART II.   OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                          28

     ITEM 2.  Changes in Securities                                      28

     ITEM 3.  Defaults Upon Senior Securities                            28

     ITEM 4.  Submission of Matters to a Vote of Security Holders        28

     ITEM 5.  Other Information                                          28

     ITEM 6.  Exhibits and Reports on Form 8-K                           28

SIGNATURES                                                               30

PART I.FINANCIAL INFORMATION
ITEM 1.Financial Statements

                   RIGHTCHOICE MANAGED CARE, INC.
                    CONSOLIDATED BALANCE SHEETS
          (in thousands, except shares and per share data)

                                              September 30     December 31,
               ASSETS                             1996             1995
                                               (unaudited)
Current assets:
  Cash and cash equivalents                     $   24,033      $  21,132
  Investments available for sale                   261,807        263,383
  Receivables from members                          50,644         55,695
  Receivables from related parties                  11,852         24,079
  Deferred income taxes                              3,141          2,475
  Other assets                                      13,637         12,144
     Total current assets                          365,114        378,908
Property and equipment, net                         48,323         40,305
Deferred income taxes                                5,800          9,311
Investments in affiliates                            9,280          6,752
Goodwill and intangible assets, net                 84,745         81,112
    Total assets                                  $513,262       $516,388

            LIABILITIES AND SHAREHOLDERS'EQUITY

Current liabilities:
  Medical claims payable                         $ 112,946      $  83,793
  Unearned premiums                                 47,155         51,432
  Accounts payable and accrued expenses             60,114         64,445
  Payables to related parties                       11,609         22,174
  Obligations for employee benefits                  4,485          4,414
  Income taxes payable                              13,842         23,102
  Obligations under capital leases                   5,056          4,747
     Total current liabilities                     255,207        254,107
Long-term debt                                      62,000         62,000
Obligations under capital leases                     3,134          6,137
Obligations for employee benefits                   21,291         20,923
     Total liabilities                             341,632        343,167

Shareholders' Equity:
  Common Stock:
     Class A, $.01 par, 125,000,000 shares authorized,
     3,737,500 shares issued, 3,714,400 and 3,718,700
     shares outstanding, respectively                   37            37
     Class B, $.01 par, 100,000,000 shares
     authorized, 14,962,500 shares issued and
     outstanding                                       150           150
  Additional paid in capital                       132,640       132,640
  Retained earnings                                 34,367        32,714
  Treasury stock, 23,100 and 18,800
     Class A shares, respectively, at cost            (326)         (266)
  Unrealized net appreciation of
  investments available for sale                     4,762         7,946
     Total shareholders' equity                    171,630       173,221
     Total liabilities and shareholders' equity  $ 513,262       516,388

    See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (in thousands, except shares and per share data)


                                  Nine Months Ended     Three  Months Ended
                                    September  30,         September  30,
                                   1996       1995        1996        1995
Revenues:
Premium                         $148,363    $132,873   $ 439,720    $401,487
Fees and other income             15,425      13,788      43,416      35,788
      Total revenues             163,788     146,661     483,136     437,275

Operating expenses:
Health care services             133,343     101,834     359,943     300,853
Commissions                        6,590       4,943      19,409      14,319
General and administrative
(excludes net intercompany
charges allocated To Blue
Cross and Blue Shield of
Missouri of $2,663, $4,233,
$9,186, and $11,428,
respectively)                     37,092      35,536     106,178     101,303
  Non-recurring charges              540       3,474       3,283       3,474
     Total operating
     expenses                    177,565     145,787     488,813     419,949
Operating (loss) income          (13,777)        874      (5,677)     17,326

Investment income:
     Interest and dividends        3,416       3,529      10,515      10,704
     Realized gains, net             135         340       3,122       1,571
      Total investment income,net  3,551       3,869      13,637      12,275

Other:
     Interest expense             (1,556)       (918)     (4,153)     (1,541)
     Other income (expense), net      12          53          93        (301)
          Total other, net        (1,544)       (865)     (4,060)     (1,842)

(Loss) income before provision
(benefit) for income taxes       (11,770)      3,878       3,900      27,759
(Benefit) provision for
income taxes                      (3,914)        238       2,247       9,106
Net (loss) income               $ (7,856)    $ 3,640     $ 1,653    $ 18,653

Weighted average common
shares outstanding            18,677,000  18,690,000  18,679,000  18,690,000

(Loss) earnings per share       $   (.42)   $    .19    $    .09    $   1.00

        See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (in thousands)

                                                  For the nine months ended,
                                                        September 30,
                                                     1996             1995
Cash flows from operating activities:
   Net income                                     $  1,653        $  18,653
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Provision for deferred income tax benefits      4,586            1,225
     Loss on sale of property and equipment             47                1
     Depreciation and amortization                  10,815            7,717
     Undistributed earnings of affiliates               48             (159)
     Gain on sale of investments                    (3,122)          (1,554)
     Accretion of discounts and amortization
     of premiums, net                                  369             (134)
   Decrease (increase) in certain assets,
   net of effects from purchase of HealthLink
   and HealthLink HMO:
     Receivables from members                        6,845            8,142
     Receivables from related parties               12,227           27,781
     Other assets                                   (8,853)            (811)
Increase (decrease) in certain liabilities,
   net of effects from purchase of HealthLink
   and HealthLink HMO:
   Medical claims payable                           27,099           (8,872)
   Unearned premiums                                (4,277)          (4,365)
   Accounts payable and accrued expenses            (6,183)          16,806
   Payables to related parties                     (10,565)         (27,043)
   Obligations for employee benefits                   439           (1,787)
   Income taxes payable                             (9,260)           3,220
Net cash provided by operating activities           21,868           38,820
Cash flows from investing activities:
   Proceeds from matured investments:
     Fixed maturities                                5,725            4,000
   Proceeds from investments sold:
     Fixed maturities                              188,381          221,817
     Equity securities                              20,432           28,579
   Investments purchased:
     Fixed maturities                             (188,774)        (234,331)
     Equity securities                             (22,341)         (16,296)
     Other                                          (1,596)          (2,813)
   Investment in Healthcare InterChange             (3,055)
   Additional investment in Epoch                     (196)
   Payment for purchase of HealthLink,
   net of cash acquired                                             (88,918)
   Payment for purchase of HealthLink HMO,
   net of cash acquired                               (198)
   Redemption of HealthLink affiliate                  500
   Proceeds from property and equipment sold            16                1
   Property and equipment purchased                (14,240)          (5,702)
Net cash used in investing activities              (15,346)         (93,663)
Cash flows from financing activities:
   Additional expenses related to initial
   public stock offering                                               (117)
   Purchase of Class A Treasury stock                  (60)            (119)
   Borrowing under revolving credit facility                         62,000
   Decrease in borrowings under reverse
    repurchase agreements                                            (4,302)
   Payments of long-term debt                                           (13)
   Payments of capital lease obligations            (3,561)          (3,231)
Net cash (used in) provided by
financing activities                                (3,621)          54,218
Net increase (decrease) in cash and
cash equivalents                                     2,901             (625)
Cash and cash equivalents at beginning of period    21,132           31,085
Cash and cash equivalents at end of period         $24,033          $30,460

       See accompanying Notes to Consolidated Financial Statements.

                    RIGHTCHOICE MANAGED CARE, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (in thousands)

                                                  For the nine months ended,
                                                        September 30,
                                                    1996            1995
Supplemental Disclosure of Cash Information:
   Interest paid                                  $ 3,962          $ 1,065
   Income taxes paid                                6,602            4,660
Supplemental Schedule of Noncash
Investing and Financing Activities:
   Equipment acquired through
   capital leases                                  $  867          $ 1,236
Details of Business (HealthLink) Acquired
in Purchase Transaction:
   Fair value of assets acquired,
   including goodwill                                              $98,462
   Less liabilities assumed or created                               8,911
   Cash paid for acquisition
   (including transaction costs)                                    89,551
   Cash acquired in acquisition                                        633
   Net cash paid for acquisition                                   $88,918

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

2. Transactions with Blue Cross and Blue Shield of Kansas City (BCBSKC)

The company's subsidiary, HealthLink, Inc. (HealthLink), completed its acquisition of HealthLink HMO, Inc. (HealthLink HMO) on May 31, 1996. Prior to this, HealthLink had shared equal ownership of this HMO with a subsidiary of BCBSKC. HealthLink HMO had approximately 10,000 members at September 30, 1996 and had revenues of $3.4 million and $1.5 million in 1995 and 1994, respectively with net income (loss) of $0.3 million and $(0.7) million for those same time periods. HealthLink HMO had revenues of $1.5 million for the four month period ending September 30, 1996 which are included in fees and other income on the 1996 Consolidated Statement of Income.

On March 1, 1996, RightCHOICE announced that it had reached a network access and financial reinsurance agreement with BCBSKC designed to make the two companies more competitive in the Missouri market. Through the financial reinsurance transaction, RightCHOICE now shares underwriting risks and profits on the effected members, while reducing administrative costs. As a result of the agreements, members of either plan who are enrolled through statewide employers or associations will be able to use the provider network of the Blue Cross and Blue Shield company where they live.

In exchange for these two transactions, the company paid approximately $5.9 million to subsidiaries of BCBSKC, the majority of which ($5.4 million) is reflected in goodwill and intangible assets, net on the Consolidated Balance Sheet and will be amortized over three years, the expected period covered by the reinsurance agreements. In the first three quarters of 1996, the company recorded net reinsurance income of $0.6 million (exclusive of amortization) related to these agreements which is included in fees and other income on the 1996 Consolidated Statement of Income.

In addition, HealthLink's twenty percent interest in Missouri Valley Life and Health Insurance Company, Inc. (MVLH) was redeemed in May 1996 through a cash payment by MVLH of $0.5 million. Subsequent to this transaction, MVLH became a wholly-owned subsidiary of BCBSKC. HealthLink recorded a gain on this disposition of $0.4 million, which is reflected in realized gains, net on the 1996 Consolidated Statement of Income.

3.  Acquisition of HealthLink

The company completed its acquisition of HealthLink, a regional managed health care organization, on August 10, 1995. The following table summarizes the unaudited pro forma consolidated results of the company for the third quarter and first nine months of 1995 as though the HealthLink acquisition occurred at the beginning of 1995 giving effect to the interest income foregone, the interest expense incurred, the amortization of the excess of the purchase price over the fair value of the assets acquired, and the amortization of post-acquisition agreements. The unaudited 1995 pro forma information is not necessarily indicative of the actual consolidated results of operations that would have occurred had the acquisition occurred at the beginning of 1995 and is not intended to be indicative of results which may occur in the future. Actual results for the third quarter and first nine months of 1996 are included for comparative purposes.

(unaudited)                    Three months ended    Nine months ended
(Amounts in thousands,           September 30,         September 30,
  except per share amounts)    1996       1995*      1996       1995*
Total revenues               $163,788  $149,377    $483,136   $452,615
Operating (loss) income      $(13,777)   $1,913     $(5,677)   $22,437
Net (loss) income             $(7,856)   $3,934     $ 1,653    $19,059
(Loss) earnings per share      $(0.42)    $0.21       $0.09      $1.02
*Third quarter and year-to-date 1995 amounts above include non recurring operating charges of $2.0 million ($0.07 per share) for integration charges related to HealthLink.

4.  Other Acquisitions

Cragin

The company completed its acquisition of Cragin American Assurance Company (Cragin), currently a dormant Illinois company chartered to underwrite health and life insurance, on November 1, 1996. The acquisition of Cragin from LaSalle Bank, F.S.B. will give the company a license to further its offerings of managed care products in Illinois. The transaction included a cash payment of approximately $3.3 million, with an additional $0.2 million of transaction fees, in exchange for the net assets of Cragin of approximately $3.3 million, representing primarily cash and marketable securities.

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

Subscriber Class Action Litigation

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

The company and the other defendants removed the case to the United States District Court for the Eastern District of Missouri on May 26, 1996 and filed an answer on May 31, 1996. On August 8, 1996, the district court granted plaintiff's motion to remand. The case remains pending in the Circuit Court for the City of St. Louis, Missouri, and discovery is underway. BCBSMo and the company believe the claims are without merit and intend to vigorously defend the action.

Litigation with DOI and Attorney General

In order to access the equity capital markets to fund growth and enhanced services, BCBSMo transferred certain assets to and engaged in certain reinsurance transactions with the company in connection with an offering to the public of twenty percent of the common stock of the company (such events are referred to collectively as the Reorganization and Public Offering). Although the Director of the Missouri Department of Insurance (DOI), following several meetings with BCBSMo, the submission of background documents and the filing of an application by BCBSMo, formally approved the Reorganization and Public Offering on April 14, 1994, the Director and DOI subsequently made public statements that the Reorganization and Public Offering violated state laws and constituted a de facto conversion to a for profit corporation. The Director and the DOI claimed that BCBSMo was therefore obligated to transfer all of its assets, including all of its RightCHOICE stock, to the State of Missouri or a charity designated by the State of Missouri and made various threats to, among other things, bring legal action, seek a receivership or terminate BCBSMo's license to operate as a health services corporation unless BCBSMo made that transfer.

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

On May 22, 1996, BCBSMo obtained a temporary restraining order (TRO) against the Director and the DOI -- which remains in effect until the Court renders its final decision on the merits -- enjoining them from, among other things, (i) terminating BCBSMo's Certificate of Authority to operate as a health service corporation for reasons related to the Reorganization and Public Offering; (ii) making any administrative determination relating to the Reorganization and Public Offering; or
(iii) instituting any seizure, receivership, conservatorship or similar action or proceeding against BCBSMo relating to the Reorganization and Public Offering.

The Director and the DOI filed an answer and counterclaims on June 13, 1996. The answer sets forth several affirmative defenses, including alleged fraud and negligent misrepresentation with respect to the application filed by BCBSMo seeking approval of the Reorganization and Public Offering. The answer contends that the application failed to adequately disclose that BCBSMo intended to reinsure its Medi-gap policies with HALIC and thus effected such reinsurance without the necessary DOI approval. The answer further contends that the DOI's approval was improperly obtained because BCBSMo did not file amendments to its Articles of Incorporation adopted on April 13, 1994 with the DOI within the 20 day period specified by the health service corporation statute (even though that period expired after the DOI's approval had been obtained) because those amendments would have alerted the DOI of BCBSMo's alleged wrongful de facto conversion into a for profit corporation (or from a public benefit nonprofit corporation to a mutual benefit nonprofit corporation even though the Missouri nonprofit laws in effect in 1994 did not recognize that distinction). The counterclaims also allege various violations of certain health service corporation statutes within Chapter 354 of the Missouri Revised Statutes (RSMo) which the DOI contends disqualify BCBSMo from being organized and operating under Chapter 354 of RSMo, as well as violations of various other laws by allegedly not obtaining proper approval of the Reorganization and Public Offering and by effecting the aforementioned de facto conversion.

The Director and the DOI seek the following relief with respect to their counterclaims: (i) permanent injunctions restraining, among other things, (a) BCBSMo from transferring assets to or entering into reinsurance transactions with its subsidiaries or affiliates without the prior express approval of the DOI, or (b) permitting the company or any for profit subsidiary to retain profits to the exclusion of BCBSMo's use of such profits to further nonprofit public benefit purposes, (ii) ordering BCBSMo to cease the allegedly unauthorized reinsurance of Medi-gap policies and to compel HALIC to return to BCBSMo all profits earned by HALIC as a result of the allegedly unauthorized reinsurance of BCBSMo's Medi-gap policies, (iii) enjoining BCBSMo from transacting its business without the prior express written consent of the Director; (iv) imposing a trust on BCBSMo's assets for public benefit purposes, and (v) an accounting of all asset transfers to the company, its subsidiaries or affiliates, or their respective officers or directors, as well as all profits earned by HALIC as a result of the allegedly unauthorized reinsurance of BCBSMo's Medi-gap policies, including a judgment against BCBSMo and its subsidiaries for a sum to be determined from the accounting.

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

BCBSMo filed a motion for summary judgment against the Director and the DOI on July 1, 1996, asserting that it should prevail in this action as a matter of law. On September 5, 1996, the Court held a hearing on BCBSMo's motion for summary judgment against the Director and DOI on three counts of its petition and on the Director and DOI's prior counterclaims. Following the hearing, on September 9, 1996, the Court issued an Order granting BCBSMo's motion for summary judgment against the Director and DOI and issued a permanent injunction against the Director and the DOI, which order declared that: (i) under Missouri law the Director and the DOI have no authority to demand that BCBSMo make a payment to the State or any other entity or person as a result of the Reorganization and Public Offering; (ii) under Missouri law the Director and the DOI have no jurisdiction to take any action, the practical effect of which is to amend, modify or reverse the Director's April 14, 1994 final administrative approval of the Reorganization and Public Offering; (iii) under Missouri law the Director and the DOI have no jurisdiction to take any administrative action, including but not limited to, revoking, suspending or refusing to renew BCBSMo's Certificate of Authority based in any way on the Reorganization and Public Offering and the consequences thereof or BCBSMo's refusal to make a payment as the Director and the DOI have demanded; (iv) the Reorganization and Public Offering were authorized under all laws applicable to nonprofit health services corporations; (v) BCBSMo does not owe the State or any person or entity a "toll charge," "charitable asset settlement" or any other payment as a result of the August 1994 Reorganization and Public Offering. The Court also rejected all of the Director and DOI's affirmative defenses, including their allegations of fraud.

The Court Order permanently enjoined the Director and DOI from: (i) revoking, suspending or refusing to renew BCBSMo's Certificate of Authority based in any part upon BCBSMo's Reorganization and the Public Offering of the company or the consequences thereof or BCBSMo's refusal to make a payment as demanded by the Director and the DOI;
(ii) hearing, ruling or taking any action upon (a) the "Administrative Petition" captioned Americans for Democratic Action, et al, v. Jay Angoff which was filed on May 16, 1996 with the DOI or
(b) any other proceeding which seeks a determination of issues related to the Reorganization and Public Offering; (iii) commencing a valuation or other appraisal of BCBSMo's assets and subsidiaries for the purpose of determining a valuation of assets of BCBSMo as a basis for demanding a "toll charge," "charitable asset settlement" or any other payment arising from the Reorganization and Public Offering;
(iv) commencing any administrative hearing or making any administrative determination based in any part upon the Reorganization and Public Offering, including the legal consequences thereof or payments supposedly due and owing as a result thereof; (v) instituting any seizure, receivership, conservatorship or similar action or proceeding against BCBSMo based in any part upon the Reorganization and Public Offering; and (vi) taking any other action however denominated, against BCBSMo based in any part upon the Reorganization and Public Offering.

On July 31, 1996, the Missouri Attorney General filed a motion for partial summary judgment on his counterclaim. On August 28, 1996, the Director and the DOI filed an amended answer asserting a new counterclaim that the Reorganization and Public Offering were not reasonably designed to serve any of BCBSMo's purposes as a health services corporation and seeking a declaration that BCBSMo has exceeded or abused its authority conferred upon it by law. Under this counterclaim, the Director and DOI seek an order to rehabilitate BCBSMo or, in the alternative, injunctive relief.

On August 29, 1996, BCBSMo filed a motion for summary judgment with respect to the Attorney General's Counterclaim and on September 13, 1996, filed a supplemental motion for summary judgment against the Director and the DOI on their amended counterclaim. On October 24, 1996, the Court held a hearing on the Attorney General's motion for partial summary judgment on its counterclaim, BCBSMo's motion for summary judgment on the Attorney General's counterclaim and BCBSMo's supplemental motion for summary judgment on the Director and DOI's amended counterclaim. No order has been issued by the Court, and BCBSMo and the Attorney General's motions for summary judgment remain pending.

On October 18, 1996, the Attorney General filed a motion for leave to file an amended counterclaim against BCBSMo. The proposed amendment would add a counterclaim seeking a declaration that BCBSMo is a public benefit corporation, not a mutual benefit corporation, and requests an order that BCBSMo amend its Articles of Incorporation accordingly. On October 23, 1996, BCBSMo filed a response opposing the Attorney General's motion to amend on the grounds that the Attorney General delayed too long in moving to amend and that the Court has already ruled that BCBSMo is a mutual benefit corporation. The Attorney General's motion to amend remains pending.

The company believes that the remaining counterclaims of the Director, the DOI and the Attorney General are without merit and that BCBSMo's legal position is strong. If, however, BCBSMo is unsuccessful in obtaining the relief it is requesting, or in defending against such counterclaims, there could be a material adverse effect on the company and the market for the company's stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Factors that May Affect Future Results of Operations, Financial Condition or Business -- Litigation with DOI and Attorney General."

Other Contingencies

The company and BCBSMo received a market conduct report from the DOI in April 1996. The company has formally responded to the report. Certain of the criticisms made by the examiners involve compliance issues which the company is currently addressing. The company believes, and has so alleged in the action described under "Litigation with DOI and Attorney General," that the market conduct study was not conducted for legitimate purposes of regulatory oversight but rather as a pretext to either revoke or refuse to renew BCBSMo's license to operate as a health services corporation and thus to improperly pressure and coerce BCBSMo into making the payment in the nature and amount described above under "Litigation with DOI and Attorney General." Although the company believes that any forfeitures legitimately required to be paid should not be material, the company cannot anticipate the potential actions of the DOI or their reasonableness.

In addition to the matters described above, the company is a party to litigation in the normal course of business, including professional liability.

6.  Transfer of Service Functions

Beginning January 1997, the company will move its St. Louis-based claims, customer service, billing and provider services functions to its Springfield, Missouri facility and a facility currently under construction in Cape Girardeau, Missouri. Approximately 200 jobs will be relocated to Cape Girardeau with an additional 100 moving to Springfield. The transfer program will be conducted in stages beginning January 1997 and ending mid-1997. The move is expected to result in annual salary and benefit cost savings of approximately $3 million to $3.5 million. The company will incur charges to earnings estimated at $7 million to $8 million beginning in the second quarter of 1996 and continuing through 1996 and into 1997 for costs associated with the relocation. The third quarter and year-to-date 1996 charges for this relocation of $0.5 million and $3.3 million, respectively, are reflected in the non-recurring charges caption on the 1996 Consolidated Statements of Income.

7.  Stock Purchase Agreement

The company and BCBSMo entered into an agreement which provided for BCBSMo to sell, and the company to purchase, 1.5 million to 2.0 million shares of the company's stock by the end of 1996 at current market prices, subject to regulatory review and final board of directors' approvals. On August 12, 1996, BCBSMo received notification from the DOI denying BCBSMo's Form D, "Prior Notification of a Transaction." Additionally, the price of the company's stock which is traded on the New York Stock Exchange has fallen below the minimum floor price established in the agreement.

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

The following table sets forth premium revenue by product group for the three and nine month periods ended September 30, 1996 and 1995 (unaudited):

                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
Product Group              1996          1995     1996          1995
                             (in thousands)        (in thousands)
PPO:
  Alliance PPO         $  55,995      $ 66,298  $177,472     $208,663
  AllianceChoice POS      20,282         6,745    51,813       12,126
HMO                       35,848        23,673   101,859       68,960
Medicare supplement       24,377        25,676    74,129       79,302
Managed indemnity          3,976         5,441    12,481       18,655
Other specialty services   7,885         5,040    21,966       13,781
Total premium revenue    148,363       132,873   439,720      401,487
ASO/Self-funded and
other income              15,425        13,788    43,416       35,788
Total revenues          $163,788      $146,661  $483,136     $437,275

The following table sets forth selected operating ratios. The medical loss ratio is shown as a percentage of healthcare services expense over premium revenue. All other ratios are shown as a percentage of premium revenue and fees and other income combined:

                         Three Months Ended       Nine Months Ended
                            September 30,            September 30,
                         1996         1995         1996        1995
Operating revenues:
  Premium revenue        90.6%        90.6%        91.0%       91.8%
  Fees and other income   9.4%         9.4%         9.0%        8.2%
                        100.0%       100.0%       100.0%      100.0%
Operating expenses:
  Medical loss ratio     89.9%        76.6%        81.9%       74.9%
  Commission expense      4.0%         3.4%         4.0%        3.3%
  General and
  administrative expense 22.6%        24.2%        22.0%       23.2%

Membership

The following table sets forth membership data and the percent change in membership:

                                        September 30,
Product Group                          1996       1995        %
Underwritten:
  PPO:
    Alliance PPO                     201,477     232,171    (13.2)%
    AllianceChoice POS                88,232      31,896    176.6
  HMO:
    Commercial (includes other POS)   98,311      67,492     45.7
    BlueCHOICE Senior                  5,292       2,986     77.2
    BlueCHOICE Medicaid (MC+)          5,069
  Medicare supplement                 69,784      76,857     (9.2)
  Managed indemnity                   11,533      15,268    (24.5)
                                     479,698     426,670     12.4
Self-funded:
    PPO                              112,025     130,392    (14.1)
    HMO                               16,484      13,048     26.3
    ASO (includes HealthLink)*     1,165,507     970,849     20.1

Total Membership                   1,773,714   1,540,959     15.1%

* does not include 653,203 additional third-party administrator members that are part of The EPOCH Group, L.C., a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995.

Comparison of Results for Third Quarter 1996 to Third Quarter 1995

Revenues

Premium revenue increased 11.7% in the third quarter of 1996 in comparison to the third quarter of 1995. As described below, components of premium revenue were affected by product mix shifts as the company continued its positioning of its managed care portfolio; and as a result, such changes may not be indicative of future periods.

PPO revenues increased $3.2 million - - $6.7 million due to a 10.7% increase in member months, partially offset by a $3.5 million decrease in revenue resulting from a 5.6% net decrease in premium rates. Rates decreased due to two main factors. First, the company's drug product, AllianceRx, which was introduced in November 1994 is sold to members on a separate product basis; prior to this, the drug benefit was typically included as part of the basic PPO medical program. The resulting shift in revenue from the PPO products to other specialty services is more pronounced in 1996 than the prior year due to the gradual penetration of AllianceRx throughout 1995 and 1996. Second, the company experienced a shift in membership to AllianceChoice, a lower cost, non-gatekeeper point-of-service (POS) product. Alliance PPO membership decreased by 30,700 members from September 30, 1995 to September 30, 1996 while AllianceChoice POS membership increased by 56,300 over the same time period. The company also intends to expand its PPO offering into Illinois in the first quarter of 1997.

HMO premium revenue increased $12.2 million or 51.4% - - $13.3 million due to a 57.2% increase in member months partially offset by a $1.1 million decrease due to a 3.7% net reduction in premium rates. Net premium rates have declined due to HMO competition in the company's HMO service areas. Membership increases are due to the introduction and positive momentum of new products--BlueCHOICE Individual (introduced in November 1994), BlueCHOICE Senior (introduced in April
1995), HealthNet Blue POS (introduced in March 1995), and BlueCHOICE Medicaid (introduced in March 1996). These four products collectively account for approximately 34,400 underwritten members at September 30, 1996, which is an increase of 23,300 over September 30, 1995 and an increase of 2,900 over June 30, 1996. In addition, the company's arrangement with Freeman Hospitals and Health System, beginning in July 1995, has enabled the BlueCHOICE HMO and POS products to be offered in the six-county area surrounding Joplin, Missouri. As of September 30, 1996, there were approximately 6,900 members enrolled in products sold through this arrangement with Freeman, representing an increase of 1,000 members over June 30, 1996. The company expects future enrollment growth in these relatively new products.

Premium revenue from Medicare supplement decreased by $1.3 million in the third quarter of 1996. Member months decreased by 9.7% partially offset by a 5.2% increase in premium rates. Membership declines are partially attributable to members shifting to BlueCHOICE Senior, a Medicare-risk program, which provides medical benefits at least as comprehensive as Medicare benefits for persons eligible to receive Medicare at no additional cost to the member. The company markets its BlueCHOICE Senior product as part of its strategy to direct existing customers to more intensely managed health care products.

Managed indemnity premium revenue decreased by $1.5 million due to a 25.5% decline in member months in keeping with the company's strategy to move towards more highly managed care products.

Revenue from other specialty services increased $2.8 million due primarily to a 47.3% increase in member months. These increases are primarily attributable to the aforementioned selling of the company's drug product separate from PPO major medical products. Member months in the company's drug product increased by 53.1% in the third quarter of 1996 as compared to the third quarter of 1995.

Fees and other income from administrative services only/self-funded and
network services increased by $1.6 million.   This increase is due to
two main factors: (1) a net 1996 increase in HealthLink revenues of $4.8 million, offset by (2) the loss of revenues from the company's third-party administrator (TPA) subsidiaries which were $2.4 million in the third quarter of 1995. These subsidiaries were combined with another TPA company to form The EPOCH Group, L.C. (Epoch) in December 1995. The company owns 50% of Epoch and utilizes the equity method of accounting for this entity.

Operating Expenses

The overall medical loss ratio increased by 13.3% to 89.9% in the third quarter of 1996 in comparison to 76.6% in the third quarter of 1995 primarily as a result of 1) the company's lower margin BlueCHOICE Senior and Medicaid products, 2) competitive HMO pricing to enhance selected enrollment growth, 3) higher drug and outpatient utilization,
4) growth in regions outside of the metropolitan St. Louis area that have less cost efficient networks, and 5) an increase in reserves to reflect greater than previously anticipated medical cost trends and utilization. In response to this unfavorable environment, the company has identified and is currently working on several initiatives to achieve medical cost savings. These initiatives include implementing improved medical management mechanisms and network management actions, effective July 1, 1996, which focus primarily on ambulatory services, including outpatient precertification for certain services under new PPO and POS business, and lower provider reimbursement rates for selected outpatient services. The company is also focusing on achieving more effective pharmacy benefit management (PBM) through its PBM contractor to control both utilization and drug costs. In addition, the company's BlueCHOICE HMO launched its Physician Group Partners Program in the third quarter of 1996. This program provides incentives to physicians to improve quality, patient satisfaction, and cost savings while providing physician-participants with an appealing incentive package. Currently, approximately 25% of BlueCHOICE's panel of 514 primary care physicians are enrolled in the program. The company believes that the aforementioned initiatives will help to improve its medical loss ratio; however, there can be no assurance that these initiatives will be effective in controlling future medical costs.

Commission expense increased by $1.6 million or 33.3% in the third quarter of 1996 primarily related to increased membership growth and more aggressive commission schedules to enhance member growth and persistency.

General and administrative expenses increased by $1.6 million, or 4.4%. Excluding the effects of HealthLink, Epoch, and a third-party accrual, discussed below, comparable third quarter 1996 general and administrative expenses decreased by $0.6 million. HealthLink accounted for $5.8 million of general and administrative expenses (inclusive of $1.0 million of HealthLink HMO expenses) in the third quarter of 1996. HealthLink expenses incurred in the third quarter of 1995 subsequent to its August acquisition were $2.4 million. Thus, HealthLink accounts for a net third quarter increase of $3.4 million to general and administrative expenses. Offsetting this net increase to expense is the reduction of expenses related to the company's aforementioned TPA subsidiaries that were combined to form Epoch in December 1995. The results of operations of Epoch (50% owned by the company) are not consolidated with the company's operations. Third quarter 1995 general and administrative expenses include $2.6 million of TPA subsidiary general and administrative expenses. General and administrative expenses in 1996 also increased due to an accrual of $1.4 million related to a third-party contract.

Non-recurring charges in the third quarter of 1996 include $0.5 million related to costs associated with the relocation of the company's St. Louis-based claims, customer service, billing, and provider services functions to its Springfield, Missouri facility and a facility currently under construction in Cape Girardeau, Missouri. See "Recent Developments Transfer of Service Functions" for more information related to this relocation. Non-recurring charges in the third quarter of 1995 include $2.0 million of one-time integration charges related to the company's acquisition of HealthLink in August 1995 and $1.5 million relating to the settlement of a class action lawsuit. The lawsuit stemmed from the company's claims paying practices and negotiated discounts with providers; the company agreed to settle the lawsuit by establishing a rebate program for all affected subscribers.

Operating Income

Operating income decreased $14.7 million in the third quarter of 1996 in comparison to the third quarter of 1995. This decrease is primarily attributable to softer pricing in a competitive environment and higher outpatient and pharmacy utilization trends.

Net Investment Income

The third quarter 1996 net investment income of $3.6 million represents a $0.3 million decrease over the third quarter of 1995, inclusive of a $0.2 million decrease in net realized gains.

Provision for Income Taxes

The company's effective income tax rate was 33.3% and 6.1% for the third quarter of 1996 and 1995, respectively. The third quarter 1996 effective rate was lower than the adjusted 1995 rate, described below, primarily as a result of the impact of non-deductible goodwill amortization. The third quarter 1995 rate was positively affected by a $1.1 million preliminary tax audit settlement with the Internal Revenue Service relating to pension and software amortization expenses. Excluding such adjustment, the company's third quarter 1995 tax rate was 36.9%.

Net Income

The company's net loss for the third quarter of 1996 was $7.9 million, or ($.42) per share, compared to net income of $3.6 million, or $.19 per share for the third quarter of 1995.

Comparison of Results for the Nine Months Ended September 30, 1996 to the Nine Months Ended September 30, 1995

Revenues

Premium revenue increased $38.2 million or 9.5% in the first three quarters of 1996 in comparison to the first three quarters of 1995. As described below, components of premium revenue were affected by product mix shifts as the company continued its positioning of its managed care portfolio; and as a result, such changes may not be indicative of future periods.

PPO revenues increased $8.5 million - - $16.6 million due to a 10.1% increase in member months, partially offset by an $8.1 million decrease in revenue resulting from a 5.7% net decrease in premium rates. Rates decreased due to two main factors. First, the company's drug product, AllianceRx, which was introduced in November 1994 is sold to members on a separate product basis; prior to this, the drug benefit was typically included as part of the basic PPO medical program. The resulting shift in revenue from the PPO products to other specialty services is more pronounced in 1996 than the prior year due to the gradual penetration of AllianceRx throughout 1995 and 1996. Second, the company experienced a shift in membership to AllianceChoice, a lower cost, non-gatekeeper point-of-service (POS) product. Alliance PPO membership decreased by 30,700 members from September 30, 1995 to September 30, 1996 while AllianceChoice POS membership increased by 56,300 over the same time period. The company also intends to expand its PPO offering into Illinois in the first quarter of 1997.

HMO premium revenue increased $32.9 million or 47.7% - - $38.1 million due to a 50.0% increase in member months partially offset by a $5.2 million decrease due to a small net reduction in premium rates. Net premium rates have declined due to HMO competition in the company's HMO service areas. Membership increases are due to the introduction and positive momentum of new products--BlueCHOICE Individual (introduced in November 1994), BlueCHOICE Senior (introduced in April
1995), HealthNet Blue POS (introduced in March 1995), and BlueCHOICE Medicaid (introduced in March 1996). These four products collectively gained 19,400 members in the first three quarters of 1996 and 23,300 members since September 30, 1995. In addition, the company's arrangement with Freeman Hospitals and Health System, beginning in July 1995, has enabled the BlueCHOICE HMO and POS products to be offered in the six-county area surrounding Joplin, Missouri. As of September 30, 1996, there were approximately 6,900 members enrolled in products sold through this arrangement with Freeman, an increase of 4,700 members over September 30, 1995. The company expects future enrollment growth in these relatively new products.

Premium revenue from Medicare supplement decreased by $5.2 million in the first three quarters of 1996. Member months decreased by 10.8% partially offset by a 4.8% increase in premium rates. Membership declines are partially attributable to members shifting to BlueCHOICE Senior, a Medicare-risk program, which provides medical benefits at least as comprehensive as Medicare benefits for persons eligible to receive Medicare at no additional cost to the member. The company markets its BlueCHOICE Senior product as part of its strategy to direct existing customers to more intensely managed health care products.

Managed indemnity premium revenue decreased by $6.2 million due to a 36.3% decline in member months in keeping with the company's strategy to move towards more highly managed care products.

Revenue from other specialty services increased $8.2 million due primarily to a 60.8% increase in member months. These increases are primarily attributable to the aforementioned selling of the company's drug product separate from PPO major medical products. Member months in the company's drug product increased by 95.4% in the first three quarters of 1996 as compared to the first three quarters of 1995.

Fees and other income from administrative services only/self-funded and
network services increased by $7.6 million.   This increase is due to
two main factors: (1) a net 1996 increase in HealthLink revenues of $18.2 million, offset by (2) the loss of revenues from the company's third-party administrator (TPA) subsidiaries which were $7.2 million in the first three quarters of 1995. These subsidiaries were combined with another TPA company to form The EPOCH Group, L.C. (Epoch) in December 1995. The company owns 50% of Epoch and utilizes the equity method of accounting for this entity.

Operating Expenses

The overall medical loss ratio increased by 7.0% to 81.9% in the first three quarters of 1996 in comparison to 74.9% in the first three quarters of 1995 primarily as a result of 1) the company's lower margin BlueCHOICE Senior and Medicaid products, 2) competitive HMO pricing to enhance selected enrollment growth, 3) higher drug and outpatient utilization, and 4) growth in regions outside of the metropolitan St. Louis area that have less cost efficient networks. In response to this unfavorable environment, the company has identified and is currently working on several initiatives to achieve medical cost savings. These initiatives include implementing improved medical management mechanisms and network management actions, effective July 1, 1996, which focus primarily on ambulatory services, including outpatient precertification for certain services under new PPO and POS business, and lower provider reimbursement rates for selected outpatient services. The company is also focusing on achieving more effective pharmacy benefit management (PBM) through its PBM contractor to control both utilization and drug costs. In addition, the company's BlueCHOICE HMO launched its Physician Group Partners Program in the third quarter of 1996. This program provides incentives to physicians to improve quality, patient satisfaction, and cost savings while providing physician-participants with an appealing incentive package. Currently, approximately 25% of BlueCHOICE's panel of 514 primary care physicians are enrolled in the program. The company believes that the aforementioned initiatives will help to improve its medical loss ratio; however, there can be no assurance that these initiatives will be effective in controlling future medical costs.

Commission expense increased by $5.1 million or 35.5% in the first three quarters of 1996 primarily related to increased membership growth and more aggressive commission schedules to enhance member growth and persistency.

General and administrative expenses increased by $4.9 million, or 4.8%. Excluding the effects of HealthLink, Epoch, and a third-party accrual, discussed below, comparable general and administrative expenses in the first three quarters of 1996 decreased by $0.9 million. HealthLink accounted for $15.1 million of general and administrative expenses, inclusive of $1.4 million of HealthLink HMO expenses, in the first three quarters of 1996. Expenses incurred in the first three quarters of 1995, subsequent to HealthLink's acquisition in August 1995, were $2.4 million. Thus, HealthLink accounts for a net 1996 year-to-date increase to general and administrative expense of $12.7 million. Offsetting this increase to expense is the reduction of expenses related to the company's aforementioned TPA subsidiaries that were combined to form Epoch in December 1995. The results of operations of Epoch (50% owned by the company) are not consolidated with the company's operations. General and administrative expenses in 1995 include $8.3 million of TPA subsidiary general and administrative expenses. General and administrative expenses in 1996 also increased due to an accrual of $1.4 million related to a third-party contract.

Non-recurring charges in the first three quarters of 1996 include $3.3 million related to costs associated with the relocation of the company's St. Louis-based claims, customer service, billing, and provider services functions to its Springfield, Missouri facility and a facility currently under construction in Cape Girardeau, Missouri. See "Recent Developments - Transfer of Service Functions" for more information related to this relocation. Non-recurring charges in the third quarter of 1995 include $2.0 million of one-time integration charges related to the company's acquisition of HealthLink in August 1995 and $1.5 million relating to the settlement of a class action lawsuit. The lawsuit stemmed from the company's claims paying practices and negotiated discounts with providers; the company agreed to settle the lawsuit by establishing a rebate program for all affected subscribers.

Operating Income

Operating income decreased $23.0 million in the first three quarters of 1996 in comparison to the first three quarters of 1995. This decrease is primarily attributable to softer pricing in a competitive environment and higher outpatient utilization trends in 1996.

Net Investment Income

Net investment income of $13.6 million in the first three quarters of 1996 represents a $1.4 million increase over the first three quarters of 1995, inclusive of a $1.6 million increase in net realized gains. Realized gains in the first three quarters of 1996 include a gain of $0.4 million related to HealthLink's disposition of its 20 percent interest in Missouri Valley Life and Health Insurance Company, Inc., net realized gains of $1.7 million incurred when the company converted one of its equity portfolios from an active to a more passive investment strategy, and additional net realized gains that resulted from investment transactions in the ordinary course of business. Approximately $1.0 million in net realized gains in the first three quarters of 1995 were the result of the company's sale of $14.0 million in equity securities pursuant to the restructuring of the company's investment portfolio to be weighted more heavily in fixed income securities to comply with regulatory limitations.

Provision for Income Taxes

The company's effective income tax rate was 57.6% and 32.8% for the first three quarters of 1996 and 1995, respectively. The 1996 effective rate was higher than the adjusted 1995 rate, discussed below, primarily as a result of the impact of non-deductible goodwill amortization and the lack of comparable tax-exempt investment income as that received in the first three quarters of 1995. The 1995 rate was positively affected by a $1.1 million preliminary tax audit settlement with the Internal Revenue Service relating to pension and software amortization expenses. Excluding such adjustment, the company's 1995 tax rate was 37.1%.

Net Income

The company's net income for the first three quarters of 1996 was $1.7 million, or $.09 per share, representing a decrease of $17.0 million compared to the net income of $18.7 million, or $1.00 per share, for the first three quarters of 1995.

Liquidity and Capital Resources

The company's working capital as of September 30, 1996 was $109.9 million, a decrease of $14.9 million from December 31, 1995. The decrease is partially attributable to a $3.2 million unrealized net depreciation of investments available for sale during the first three quarters of 1996. Additional decreases relate to the company's $3.1 million cash purchase of a forty-four percent interest in Healthcare InterChange, Inc. in the first quarter of 1996, net cash payments of $5.4 million to a subsidiary of Blue Cross and Blue Shield of Kansas City (BCBSKC) relating to a reinsurance agreement transaction, and $14.2 million of property and equipment purchases primarily for IOS development costs. See "Recent Developments - Information Strategies" for more information related to IOS. These working capital decreases are partially offset by the $12.5 million of 1996 earnings before depreciation and amortization.

Cash generated from operations totaled $21.9 million for the nine months ended September 30, 1996. Net income was $1.7 million while depreciation and amortization was $10.8 million. Receivables from members decreased by $6.8 million partially due to the large volume of annual direct pay billings that took place in December 1995. The company's net related party receivable at September 30, 1996 decreased by $1.7 million. In addition, medical claims payable increased by $27.1 million due to higher utilization and medical cost trends in 1996. These increases to operating cash flows were partially offset by an increase in other assets of $8.9 million, a decrease in accounts payable and accrued expenses of $6.2 million, and a decrease in income taxes payable of $9.3 million. The increase in other assets is primarily due to the $5.4 million payment related to a reinsurance agreement transaction with BCBSKC. The decrease in payables relates to settlements of legal liabilities and decreases in various other accruals, partially offset by the accruals for relocation costs as described under "Recent Developments - Transfer of Service Functions." The decrease in income taxes payable is primarily due to $6.6 million of tax payments during 1996.

Subsequent to the second quarter of 1996, the company requested that its reducing revolving credit facility agreement (the Credit Facility) be amended (1) to exclude from a covenant calculation the one-time expenses up to $7 million related to the relocation of the service center (as described in "Recent Developments - Transfer of Service Functions") during fiscal 1996 and 1997 (2) to reduce the level of a required covenant ratio during this same time period, and (3) to permit the company to purchase up to 2 million shares of its common stock from BCBSMo as described in Note 7 of the Notes to Consolidated Financial Statements.

Subsequent to the third quarter of 1996, the company requested and received a waiver of two financial covenants for the period from September 30, 1996 to February 15, 1997. In exchange for these waivers, the $62 million of borrowings under the Credit Facility will bear interest at 1.125% above the three month floating London Interbank Offered Rate (LIBOR) through the waiver period. The company has agreed that it will not borrow additional funds through the Credit Facility for the remainder of the waiver period. In addition, the company has the intent and ability to restructure its Credit Facility by mid-February 1997.

The company and BCBSMo entered into an agreement which provided for BCBSMo to sell, and the company to purchase, 1.5 million to 2.0 million shares of the company's stock by the end of 1996 at current market prices, subject to regulatory review and final board of directors' approvals. On August 12, 1996, BCBSMo received notification from the DOI denying BCBSMo's Form D, "Prior Notification of a Transaction." Additionally, the price of the company's stock which is traded on the New York Stock Exchange has fallen below the minimum floor price established in the agreement.

Recent Developments

Information Strategies

In 1995, the company implemented a comprehensive information and operations strategy (IOS) to assist in implementing the company's managed care strategy of delivering the lowest cost medical care consistent with quality outcomes. The company believes that controlling medical costs in the future will be highly dependent on readily accessing both member and provider medical information at a detail level which provides real-time analytical support. Management received a capital expenditure authorization from the Board of Directors to expend funds up to approximately $16 million during 1996 for the project subject to periodic review by an ad-hoc committee of the Board. In the first three quarters of 1996, the company incurred capitalized expenditures of $12.2 million on this project. While management believes that the IOS project will be initially dilutive to earnings per share, it is believed that opportunities exist for significant medical and administrative savings which will provide a payback possibly as early as 1997. There can be no assurance that the ultimate impact of this IOS project will contribute to earnings per share or reduce medical costs.

Transfer of Service Functions

Beginning January 1997, the company will move its St. Louis-based claims, customer service, billing and provider services functions to its Springfield, Missouri facility and a facility currently under construction in Cape Girardeau, Missouri. Approximately 200 jobs will be relocated to Cape Girardeau with an additional 100 moving to Springfield. The transfer program will be conducted in stages beginning January 1997 and ending mid-1997. The move is expected to result in annual salary and benefit cost savings of approximately $3 million to $3.5 million. The company will incur charges to earnings estimated at $7 million to $8 million beginning in the second quarter of 1996 and continuing through 1996 and into 1997 for costs associated with the relocation. The third quarter and year-to-date 1996 charges for this relocation of $0.5 million and $3.3 million, respectively, are reflected in the non-recurring charges caption on the 1996 Consolidated Statements of Income.

Southern Illinois Expansion

The company completed its acquisition of Cragin American Assurance Company (Cragin), currently a dormant Illinois company chartered to underwrite health and life insurance, on November 1, 1996. The acquisition of Cragin from LaSalle Bank, F.S.B. will give the company a license to further its offerings of managed care products in Illinois. The transaction, included a cash payment of approximately $3.3 million, with an additional $0.2 million of transaction fees, in exchange for the net assets of Cragin of approximately $3.3 million, representing primarily cash and marketable securities. The company already owns a southern Illinois provider network through its HealthLink subsidiary and the company plans to offer group and individual PPO coverage to the approximately one million residents in this region by early 1997.

Recent Legislation

The Health Insurance Portability and Accountability Act of 1996 requires private health insurance coverage to be "portable" by employees from job to job and eliminates coverage limitations for pre existing health conditions. Additionally, the State of Missouri has recently passed legislation which mandates various lengths of stay for maternity patients. Although the impact of the provisions of this recent legislation cannot be fully predicted at this time, management of the company believes that the ultimate outcome will not have a material adverse effect on the company.

Operating Outlook

The following statements are based on initial indications of fourth quarter activity and short-term expectations. The statements are forward-looking and actual results may differ materially.

The mix of underwritten membership continued to improve through the October enrollment period, with AllianceChoice POS membership increasing by 7 percent during the month, to 94,500 members. The company is targeting overall underwritten enrollment growth of 8 percent to 10 percent for 1997. Included in this growth is new business expected to be generated by new PPO offerings in Illinois and HMO offerings in southern Missouri.

Premium increases effective as of October 1, 1996, ranged from 8 percent to 10 percent. Premium levels are targeted to increase, on average, from 7 to 9 percent as of January 1997, when approximately 50 percent of the company's underwritten HMO members and 25 percent of its PPO members are eligible to re-enroll.

The company's focus on its pharmacy benefits management (PBM) program is targeted at reducing drug cost trends by approximately 3 to 5 percent in 1997. PBM improvements, and other medical management strategies aimed at enhancing oversight of certain outpatient procedures and improving utilization and reimbursement rates, initiated in the second half of 1996, target an average medical loss ratio in the low eighties by the end of 1997.

During the fourth quarter of 1996, the company expects to incur an additional $1.4 million in expenses to relocate its customer service center to satellite offices, a move that is expected to result in annual salary and benefit cost savings of $3.0 million to $3.5 million.

Corporate initiatives, such as IOS, will incur expenses of approximately $3 million in the fourth quarter of 1996 and $6 million to $7 million during 1997. Additionally, the company anticipates IOS depreciation expense of approximately $5 million to $6 million during 1997.

Contingencies

See the description under the same caption in Note 5 of the Notes to Consolidated Financial Statements, which description is incorporated herein by reference.

Factors that May Affect Future Results of Operations, Financial
Condition or Business

In order to take advantage of the safe harbor provisions for forward looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, added to those Acts by the Private Securities Litigation Reform Act of 1995, the company is identifying important risks and uncertainties that could cause the company's actual results of operations, financial condition or business to differ materially from its historical results of operations, financial condition or business, or the results of operations, financial condition or business contemplated by forward-looking statements made herein or elsewhere orally or in writing. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

Litigation with DOI and Attorney General

BCBSMo has filed an action against the Missouri Department of Insurance (DOI), the Director of the DOI, and the Attorney General seeking a declaratory judgment and other relief (the Declaratory Judgment Action) with respect to the Reorganization and Public Offering, as described under the same caption in Note 5 of the Notes to Consolidated Financial Statements. The Court has issued a permanent injunction disqualifying the Director and the DOI from conducting any hearing or making any determination which relates to the Reorganization and Public Offering (including the legal consequences thereof or payments due and owing as a result thereof) due to their hostility, bias and prejudgment of the merits of this dispute. Other issues remain in the case including the claims of the Attorney General, the Director and the DOI that the Reorganization and Public Offering were inconsistent with BCBSMo's purposes as a health services corporation. If they prevail on these claims, the Director and the DOI may pursue various types of retaliatory administrative action against BCBSMo.

While the Board of Directors and management of the company believe, after reviewing these matters with legal counsel, that BCBSMo's legal position in the Declaratory Judgment Action is strong, the risks and uncertainties of litigation are such that there can be no assurance that BCBSMo will prevail on all remaining claims, that BCBSMo will be able to obtain a stay of any adverse ruling by lower courts pending appeal, that the DOI will not pursue administrative action during or after these proceedings, or that any such action would not have a material adverse impact on the company or the market for the company's stock.

Government Regulations and Health Care Reform

The company operates its managed health care business principally through wholly owned subsidiaries whose business is subject to extensive federal, state and local laws and regulations. To date, these laws and regulations have not had a significant negative impact on the growth of the company's business. However, there can be no assurance that the company will be able to obtain or maintain required governmental approvals or licenses or that any regulatory reform such as the recently adopted mandatory length of stay for maternity patients will not have a material adverse effect on the company's business or results of operations in the future.

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

Escalating Health Care Costs

The company's profitability depends in large part on predicting and effectively managing medical costs under its managed care plans. A variety of external factors affecting the delivery and cost of health care, including increased costs and utilization of high-technology diagnostic testing and treatments, the rising costs of malpractice insurance, efforts in the medical community to avoid malpractice claims, higher operating costs of hospitals and physicians, the aging of the population and other demographic characteristics, changes in federal and state health care regulations and major epidemics may adversely affect the company's ability to predict and control health care costs and claims. Other relevant factors affecting the company's ability to control health care costs include higher outpatient and drug utilization and growth of business in regions with less cost efficient networks.

Dependence on Sales to Individuals

Sales of the company's health care benefit products to individuals comprise a substantial portion of the company's business. The medical loss ratio attributable to some components of the company's individual business is significantly lower than that of the company's insured group business. As a result, individual business accounts for a proportionately greater percent of the company's operating income. The company's overall margins would be adversely impacted by a reduction in the relative percent of its business represented by certain individual products or by an increase in the medical loss ratio for individuals enrolled in those products. The company believes that the success of the individual business is more dependent than that of its group business on the management of health care costs through product design, pricing decisions and the application of appropriate underwriting standards. There can be no assurance that the profitability of this business will be sustained or that the company will not experience unanticipated increases in claims.

Potential Nonrenewal of Subscriber and Provider Agreements

The company's profitability is dependent upon its ability to obtain and maintain contracts with employee groups and individual consumers which generally are renewable annually. The company's profitability is also dependent, in large part, on its ability to contract on favorable terms with hospitals, physicians and other health care providers. There can be no assurance that the subscribers or providers will renew their contracts or enter into new contracts with the company or, in the case of provider contracts, will not seek terms that are less profitable to the company in connection with any such renewal.

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

Potential  Loss of Use of Trade Names, Trademarks,  Service  Marks and
Licenses

Pursuant to a license agreement between BCBSMo and Blue Cross and Blue Shield Association (BCBSA), the company and certain of its subsidiaries, have the right to refer to themselves as subsidiaries of BCBSMo and to do business in its service area under a derivative Blue Cross and/or Blue Shield name. The company has licenses from BCBSA to use the Blue Cross and Blue Shield names, trademarks and service marks with respect to the company's network-based plans. These licenses require a fee to be paid to BCBSA. These licenses will terminate if
(i) BCBSMo does not maintain its license with BCBSA, (ii) BCBSMo and any other Blue Cross Blue Shield plan controls less than 51% of the total voting power of the company, (iii) the company does not maintain certain quality control standards, (iv) the DOI assumes control of the company, or (v) an action is instituted against the company seeking its dissolution or liquidation or seeking the appointment of a trustee, receiver or custodian which is not dismissed within 60 days of being instituted. In the event that the license of BCBSMo or the company is terminated, BCBSMo and the company will be jointly liable to BCBSA for an amount equal to $25 times the number of licensed enrollees of the terminated entity and its licensed controlled affiliates. The company believes that the exclusive right to use the Blue Cross and Blue Shield names, trademarks and service marks provides it with a significant marketing advantage in its licensed service area, the loss of which would have a material adverse effect on its business and results of operations. However, to the extent that the company continues to use these names, trademarks and service marks in marketing its network-based plans, there can be no assurance that negative publicity concerning BCBSA and other BCBSA licensees will not adversely impact the sales of the company's network-based plans and the company's operations.

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

ITEM 3.     Defaults Upon Senior Securities

     a)      Not applicable

     b)      Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders

     None.

ITEM 5.     Other Information

Note 7 to the Consolidated Financial Statements in Part I, Item 1 contains a description of the status of the company's agreement to purchase stock held by BCBSMo, which description is incorporated by reference herein.

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

3.2       Amended and Restated Bylaws of the
          Registrant Incorporated by reference - previously filed as
          Exhibit 3.2 to the company's Form 10-K for the period ending December 31, 1995.*

10.1      Amended Intercompany Services Agreement
          By and Between RightCHOICE Managed Care, Inc. and the following subsidiaries: Healthy Alliance Life Insurance Company, Diversified Life Insurance Agency of Missouri, Inc., Pension Associates, Incorporated, and HMO Missouri, Inc.

27        Financial Data Schedule (Electronic Filing Only).

* Document has previously been filed with the Securities and Exchange Commission and is incorporated by reference and made a part hereof.

b)    Reports on Form 8-K:

None filed during the three months ended September 30, 1996.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               RIGHTCHOICE MANAGED CARE, INC.
                               Registrant

Date:  November 12, 1996       By:  [s] JANICE FORSYTH
                                        Janice C. Forsyth
                                        Senior Vice President,
                                        Secretary and General Counsel



Date:  November 12, 1996       By:  [s] SANDRA VAN TREASE
                                        Sandra Van Trease
                                        Senior Vice President and Chief
                                        Financial Officer