Form 10-K
period 1996-12-31
RIGHTCHOICE MANAGED CARE INC
filed 1997-03-31
CIK 921766

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K


     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


Commission file number:  1-13248



                    RIGHTCHOICE MANAGED CARE, INC.
          (Exact name of registrant as specified in its charter)


     Missouri                                     43-1674052
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)
number)


     1831 Chestnut Street
     St. Louis, Missouri                            63103-2275
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (314) 923-4444


Securities registered pursuant to Section 12(b) of the Act:

    Class A Common Stock, $.01 par value     New York Stock Exchange, Inc.
           (Title of Each Class)           (Name of Each Exchange on which
                                                      Registered)

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No


Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

The aggregate market value of Class A voting Common Stock held by non-affiliates of the registrant as of March 17, 1997, was approximately $29,158,228* (based on last reported sale price of $14.625 per share on March 17, 1997, on the New York Stock Exchange).

As of March 17, 1997, 3,709,000 shares of the registrant's Class A Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, to the extent indicated in Parts I, II and IV. Except as to information specifically incorporated, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K report.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders of Registrant to be held on May 13, 1997. Certain information therein is incorporated by reference into Part III hereof.












*Only shares of Class A Common Stock held beneficially by directors and executive officers of the company and persons or entities filing Schedules 13G and received by the company have been excluded in determining this number. All Class B Common Stock have been excluded.




                                  PART I


                             ITEM 1.  BUSINESS


General Description of Business

  RightCHOICE Managed Care, Inc., (RightCHOICE, RIT or the company) is the largest provider of managed health care benefits in Missouri, in terms of members. As of December 31, 1996, RightCHOICE served approximately 1.85 million commercial members, a large proportion of which reside in metropolitan St. Louis, Missouri. The company offers a comprehensive array of managed health care products and services which the company segregates into two distinct segments. Note 15 of the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders contains financial information relating to the company's segments and is incorporated herein by reference. The company's underwritten segment includes preferred provider organization (PPO), point of service (POS), health maintenance organization (HMO), Medicare supplement, and specialty managed care, as well as managed indemnity benefit plans. The company's self-funded segment includes third party administrator (TPA), administrative services only (ASO), and network rental services for self-insured organizations. The types of benefits provided by the products and services are comprised of hospital care, ambulatory and outpatient care, physician services, pharmacy, dental care, eye care, mental health care and health education. The company receives premium revenue in exchange for the assumption of both medical and administrative risks for its PPO, POS, HMO, Medicare supplement, specialty managed care and managed indemnity plans. With respect to the TPA, ASO, and network rental services, the company generally assumes no responsibility for medical costs and receives compensation for the provision of administrative services. For the year ended December 31, 1996, approximately 60% of the company's revenues were from sales to insured employer groups (typically those with fewer than 100 employees); approximately 32% of the company's revenues were from underwritten sales to individuals; and approximately 8% of the company's revenues were from fees paid by self-funded employer groups (typically those with more than 100 employees).

  The company was organized to own and operate all of the managed health care business of Blue Cross and Blue Shield of Missouri (BCBSMo), the company's parent. The company is a licensee of the Blue Cross and Blue Shield Association (BCBSA), a national trade association of Blue Cross and Blue Shield licensees, each of which holds exclusive right to use the Blue Cross and/or Blue Shield names, trademarks and service marks in specific geographic areas. Each licensee, including the company and BCBSMo, is an independent legal organization and is not responsible for the obligations of other BCBSA licensees. Pursuant to licenses from BCBSA, the company has the exclusive right to do business under the name Alliance Blue Cross Blue Shield and to use the Blue Cross and/or Blue Shield names, trademarks and service marks for all of the managed health care products and services it offers in 85 of the 115 counties in Missouri making up its service area. This service area has a population of approximately 3.9 million and includes four of the five largest cities in Missouri and excludes Kansas City. The company cannot, however, use those trademarks or service marks outside its licensed service area and therefore currently does business in unlicensed areas under the name Healthy Alliance Life Insurance Company (HALIC) and RightCHOICE Insurance Company (RIC). The company believes that the widespread and positive recognition of the Blue Cross and Blue Shield names, trademarks and service marks will continue to provide a significant marketing advantage in its service area, particularly as health care reform and competitive pressures narrow price differences among health care benefit plans. Additionally, the company believes that the importance of the trademarks and service marks may lead to cooperative affiliations of Blue Cross and Blue Shield licensees and may alleviate the need for unbranded products. If BCBSMo were to lose its right to use the names and trademarks, the company might also be at risk to lose the use of these names and trademarks. Note 14 of the 1996 Annual Report to Shareholders entitled "Contingencies - Status of Blue Cross and Blue Shield trademark licenses" contains recent information describing litigation uncertainties with respect to the company's continued use of these trademarks and service marks and is incorporated herein by reference.

  RightCHOICE Managed Care, Inc. is a Missouri corporation, incorporated in April 1994, doing business under the name Alliance Blue Cross Blue Shield. Unless the context otherwise requires, the terms "RightCHOICE", "RIT" and "the company" refer to RightCHOICE Managed Care, Inc. and its subsidiaries. The company's corporate offices are located at 1831 Chestnut Street, St. Louis, Missouri, 63103-2275; telephone number (314) 923-4444.

Managed Care Products and Services

  The company's established provider networks, substantial membership base and extensive administrative and processing capabilities enable the company to offer health care products and services tailored to meet the full spectrum of customer needs and preferences. The chart below illustrates the cost/choice characteristics of various managed care benefits offered by the company.


  The chart included in the company's hardcopy 10-K displays the range of the company's managed care products relative to the product's flexibility and health care costs. Generally, products that are more flexible in terms of access to providers are also more expensive in terms of health care costs. This chart can be depicted by the following table below in which products are listed in order of flexibility (more to less) and health care costs (higher to lower).

        Product                     Type of Network

Traditional Managed Indemnity       Open Network
Alliance Programs                   Broad Network PPO
AllianceChoice                      Non-Gatekeeper POS
BlueCHOICE POS Plus                 Gatekeeper POS
BlueCHOICE                          Gatekeeper HMO



Underwritten Products

PPO Product Group

  Alliance PPO

  The company's Alliance PPO is one of the largest PPOs in Missouri in terms of members and offers services to approximately 300,000 members (including approximately 110,000 members on a self-insured basis). The company believes that the Alliance PPO also has the most extensive geographic coverage in Missouri, servicing 100 of the 115 counties in the state. In the St. Louis metropolitan area, the Alliance PPO network includes approximately 90% of all hospital beds.

  The company's Alliance products incorporate many of the managed care characteristics of the company's POS and HMO products, including physician incentives, per diem hospital rates, large case management, pre-admission certification, concurrent review of hospital admissions and retrospective claims review. Alliance benefit plans also offer members optional well-child care, vision, and mental health and chemical dependency programs. This broad range of Alliance benefit plans enables the subscriber to choose the mix of benefits that is suited to the subscriber's needs. Higher deductibles, coinsurance and out-of-pocket maximums and other financial incentives encourage subscribers to use network provider services.

  The company's Alliance network is one of the largest in Missouri in terms of geographic scope and number of providers. The company has Alliance contracts with approximately 6,500 physicians and 95 hospitals. Alliance benefit plans are offered in the central region of Missouri through a joint venture with Preferred Health Plans of Missouri, a PPO network owned 50% by the company and 50% by local physicians. A HealthNet Blue PPO product is also offered to both groups and individuals through MedAmerica HealthNet, Inc. in southeast Missouri.

  On March 1, 1996, RightCHOICE announced that it had reached a network access and financial reinsurance agreement with Blue Cross and Blue Shield of Kansas City (BCBSKC) designed to make the two companies more competitive in the Missouri market. RightCHOICE, through its subsidiary Healthy Alliance Life Insurance Company, has members residing in the Kansas City plan's license area that were unable to access the Kansas City plan's preferred networks. Likewise, members of a BCBSKC subsidiary residing in RightCHOICE's Alliance trade area previously could not access the Alliance preferred provider networks in that area. As a result of the agreements, members of either plan who are enrolled through statewide employers or associations will be able to use the provider network of the Blue Cross and Blue Shield company where they live. Through the financial reinsurance transaction, RightCHOICE now shares underwriting risks and profits on the affected members, while reducing administrative costs.

  AllianceChoice POS

  In keeping with the company's efforts to extend its product line to meet market demands, the company introduced its AllianceChoice POS product in January 1995, a non-gatekeeper model POS with a selective hospital network comprised of cost-effective providers in the St. Louis metropolitan area and benefiting from a comprehensive physician incentive model. AllianceChoice provides greater flexibility in selecting a provider than BlueCHOICE POS Plus at a premium level that is generally higher than HMO but less than PPO premiums. In addition, in August 1996, the company began offering its AllianceChoice product to individuals. The AllianceChoice network serves approximately 103,000 members including both group and individual members and has contractual arrangements in the St. Louis metropolitan area with 4,500 physicians and 17 hospitals.

HMO Product Group

  BlueCHOICE HMO and POS Products

  The company's BlueCHOICE HMO is a federally qualified HMO and currently its service area includes 59 counties in Missouri and two counties in Illinois. BlueCHOICE's operations are concentrated in the St. Louis metropolitan area, where it currently is the third largest HMO based upon number of members. BlueCHOICE is an independent practice association (IPA) model network, through which the company contracts directly with local providers to provide plan members' health services. The company may own and operate staff facilities in markets in which the company determines it is practicable. The BlueCHOICE network, which supports both HMO and POS products, has contractual arrangements with approximately 3,518 physicians and 56 hospitals. BlueCHOICE HMO and POS commercial products served approximately 101,000 members (excluding HealthNet Blue POS and including approximately 11,000 members on a self-insured basis) as of December 31, 1996.

  The company offers its BlueCHOICE POS Plus products in metropolitan
St. Louis, southwest Missouri, and the central region of Missouri through the BlueCHOICE HMO network. BlueCHOICE POS Plus is a gatekeeper model POS plan which provides members with comprehensive coverage for network health care services with modest copayment requirements. BlueCHOICE POS Plus members are required to use a primary care physician in order to receive maximum financial benefits for preventive care, referred specialist services, and inpatient services. As part of its strategy, the company intends to continue to expand the BlueCHOICE network both within and outside BlueCHOICE's current service areas to make BlueCHOICE POS Plus more appealing to subscribers.

  The BlueCHOICE and BlueCHOICE POS programs are now available in Springfield, Missouri, for both individuals and groups through an arrangement with Primrose Health Care Services, a physician hospital organization jointly owned by physicians and Cox Hospitals, one of the leading tertiary care centers in the area. As of December 31, 1996, there were approximately 1,700 members enrolled in products sold through this arrangement with Primrose.

  Through an arrangement with Freeman Hospitals and Health System, beginning in July 1995, BlueCHOICE HMO and POS products are offered in the six-county area surrounding Joplin, Missouri. As of December 31,
1996, there were approximately 7,700 members enrolled in products sold through this arrangement with Freeman.

  HealthNet Blue POS

  HealthNet Blue, a POS product offered through an affiliation with MedAmerica HealthNet, Inc., is the first physician-hospital organization in southeast Missouri. HealthNet Blue POS is a non-gatekeeper HMO product offered to employee groups within the seven county region which provides members with comprehensive coverage for network health care services including preventive care, in-office physician care, and maternity coverage for a minimal office visit copay charge. At December 31, 1996, there were approximately 14,500 group members enrolled in the underwritten HealthNet Blue HMO product. The company's provider partner in this venture includes 242 physicians (representing 90 percent of the region's physician providers) and five area hospitals and medical centers.

  BlueCHOICE Senior

  The company began offering a Medicare risk HMO product in 1995 under the name BlueCHOICE Senior. In February 1995, the company received approval from the Health Care Financing Administration of the United States Department of Health and Human Services (HCFA) to offer its BlueCHOICE Senior products and began enrolling members in April 1995. Under the BlueCHOICE Senior benefits plans, the company provides medical benefits at least as comprehensive as Medicare benefits for persons eligible to receive Medicare (parts A and B) at no or minimal cost to the member. Under this program, HCFA pays a fixed premium for coverage of each member at a rate approximating 95% of the Medicare area average per capita cost, subject to annual review and adjustment by HCFA. In addition to the general Medicare population, the company will continue to market its BlueCHOICE Senior products to the company's current Medicare supplement customers (approximately 68,500 members at December 31, 1996) as part of its strategy to direct existing customers to more intensively managed health care products.

  BlueCHOICE Medicaid (MC+)

  The company announced that BlueCHOICE was awarded a Medicaid managed care contract for the 18-county central Missouri region. BlueCHOICE and two other HMOs began providing health care benefits for approximately 30,000 Medicaid-eligible people beginning March 1, 1996. As of December 31, 1996, BlueCHOICE's Medicaid program covered 5,063 members.

Medicare Supplement Product Group

  The company currently offers Medicare supplement coverage to individuals eligible to enroll in Medicare for medical expenses in excess of the coverage limitations of Medicare. The company's marketing efforts with respect to Medicare supplement products include targeted direct mail and telemarketing operations directed at persons eligible or soon to become eligible for Medicare coverage.

Managed Indemnity Product Group

  The company also offers managed indemnity coverage where consumer and market demands require the provision of indemnity coverage, particularly to individuals in geographic areas where the penetration of managed care has been low. The company's managed indemnity products include fee-for-service indemnity benefits that include utilization management and other cost control measures, but do not require use of network providers. These products include certain cost-containment features, such as the use of deductibles, coinsurance, pre-admission certification, concurrent review, large case management and retrospective review. In addition, these products provide a customer base from which to direct subscribers into the company's more aggressively managed benefit plans.

Specialty Products

  The company offers various products to supplement its medical coverage products. These products include dental care, eye care, mental health care and health care education. The company provides prescription benefits through its AllianceRx managed care product. The company contracted with a new pharmacy benefits manager, Express Scripts, Inc., in March 1997. The company manages mental health and substance abuse services through its Harmony program.

Self-funded Products

Administrative and Network Services

  As of December 31, 1996, the company serviced self-funded health plans covering approximately 1,363,000 members (including 1,000,000 HealthLink members). These arrangements include TPA, ASO and network rental contracts of varying complexity. The company assists self-funded employers in designing benefit packages, claims processing, adjudication and administration, utilization management, generation of management reports and other related matters. The company also enables employees with self-funded health plans to access the company's aforementioned PPO and HMO provider networks and to realize savings through the company's favorable provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives.

HealthLink, Inc.

  The company completed its acquisition of HealthLink, Inc. (HealthLink), a regional managed health care organization, on August 10, 1995. HealthLink, which had 689,000 PPO and HMO administrative services members and 311,000 workers' compensation members on December 31, 1996, serves a multi-state area in the mid-west, providing health care network rental and utilization review services primarily to unions, commercial insurers and corporations that fund their own health plans. HealthLink is not an insurance company and does not assume any underwriting risks. Its revenues are derived from network rentals and administrative services fees. HealthLink owns HealthLink HMO, Inc., a Missouri HMO with approximately 14,500 members as of December 31, 1996, all located in the greater St. Louis area.

  The acquisition of HealthLink provides RightCHOICE with an effective and flexible network rental vehicle, particularly for the large group segment; established brand name and respected reputation; an HMO network that includes a leading St. Louis provider network not previously included in RightCHOICE's HMO product offerings and an established network in central and southern Illinois, with a presence in Indiana, Kentucky and Virginia. The company intends to utilize this network in central and southern Illinois by selling PPO products to both groups and individuals beginning in the first quarter of 1997.

The EPOCH Group, L.C.

  In December 1995, the company and BCBSKC completed a plan to form a joint venture to combine their third party administrator (TPA) businesses and create a new entity called The EPOCH Group, L.C. (Epoch), a limited liability company. Epoch is owned equally by the company and a subsidiary of BCBSKC. Three TPA companies were combined to form Epoch--Healthy
Benefit Alliance, Inc., and Pension Associates Incorporated (both formerly owned by the company) and LaHood & Associates (20% owned by the company and 80% owned by BCBSKC prior to the transaction). The company invested cash and other net assets of $5.3 million in this joint venture. Management believes that this joint venture will help streamline operations, develop new geographic markets, and provide new administrative services to new types of businesses, such as health care provider organizations. The combined annual revenues of Epoch were $23.9 million in 1996, and $22.2 million in 1995 on a pro forma basis (unaudited). Operating income was $1.2 million in 1996, and $0.6 million in 1995 on a pro forma basis (unaudited). Epoch serves 260 major businesses in the region, representing 776,000 members as of December 1996.

"Safe Harbor" Statement

  Except for the historical information contained herein, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements typically, but not exclusively, are identified by the inclusion of phrases such as "the company anticipates," "the company believes," "the company expects" and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that may cause the company's actual results of operations, financial condition or business performance to be materially different from the results of operation, financial condition or business performance expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to litigation with Missouri Department of Insurance and Missouri Attorney General, potential loss of "Blue Cross" and "Blue Shield" licenses by BCBSMo, the company and its controlled affiliates, government regulation and health care reform, competition and consolidation, escalating health care costs, dependence on sales to individuals, potential nonrenewal of subscriber and provider agreements, control by BCBSMo, changes in key management, variability of quarterly operating results and stock price, credit agreement restrictions, and other factors discussed below in the section entitled "Factors that May Affect Future Results of Operations, Financial Condition or Business" as well as those discussed elsewhere in the company's SEC reports.

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

Litigation with DOI and Attorney General

  BCBSMo has filed an action against the Missouri Department of Insurance
(DOI), the Director of the DOI, and the Attorney General seeking a declaratory judgment and other relief with respect to the Reorganization and Public Offering, as described under the same caption in Note 14 "Contingencies" of the 1996 Annual Report to Shareholders which is incorporated herein by reference. While BCBSMo has prevailed on most issues, the Court has ruled that BCBSMo has continued to exceed or abuse its statutorily permissible purposes and is subject to judicial dissolution proceedings or alternative remedies that are in the public interest and consistent with the protection of its subsidiaries. This issue and the prior rulings favorable to BCBSMo are on appeal and additional claims are pending at the trial court.

  While the company believes, after reviewing these matters with legal counsel, that BCBSMo's legal position is strong, the risks and uncertainties of litigation are such that there can be no assurance that BCBSMo will prevail on all remaining claims, that the appellate court will affirm all the rulings of the trial court favorable to BCBSMo and will reverse the ruling of the trial court adverse to BCBSMo, that the DOI and Attorney General will not pursue administrative action during or after these proceedings, or that any such action would not have a material adverse impact on the company or the market for the company's stock.

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

Control by BCBSMo

  BCBSMo has voting control on all stockholder actions, including the sale or merger of the company, a sale of substantially all of its assets and the election of all of the company's directors. BCBSMo may have interests with respect to its ownership of the company which diverge from those of the company's public shareholders. There can be no assurance that the company will not be adversely impacted by the control which BCBSMo has with respect to matters affecting the company.

Status of Blue Cross and Blue Shield Trademark Licenses

  The company and certain of its subsidiaries have temporary licenses to use the "Blue Cross" and "Blue Shield" names, trademarks and service marks as described under the same caption in Note 14 "Contingencies" of the 1996 Annual Report to Shareholders, which is incorporated herein by reference. The company believes that the right to use the Blue Cross and Blue Shield names and marks provide it with a significant marketing advantage in its licensed service area. As explained in Note 14, if BCBSMo's litigation against the DOI and the Attorney General is not resolved in a manner that is in the best interests of the BCBSA, the marks and the other Blue plans, then the company's temporary license to use such names and marks may be terminated (and a permanent license may not be issued). The loss of such licenses would have a material adverse effect on the company and the market for the company's stock. See "Factors that May Affect Future Results of Operations,
Financial Condition or Business Litigation with DOI and Attorney General."

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

Additional Factors

  Additional risk and uncertainties that may affect future results of operations, financial condition or business of the company include, but are not limited to: demand for and market acceptance of the company's products and services; the effect of economic and industry conditions on prices for the company's products and services and its cost structure; the ability to develop and deliver new products and services and adapt existing products and services to meet customer needs and expectations; the ability to keep pace with technological change including developing and implementing technological advances timely and cost effectively in order to lower its cost structure, to provide better service and remain competitive; adverse publicity, news coverage by the media, or negative reports by brokerage firms, industry and financial analysts regarding the company, its parent or BCBSA or their products or services which may have the effect of reducing the reputation, goodwill or customer demand for, or confidence in, the company's products or services; the ability to attract and retain capital for growth and operations on competitive terms; and changes in accounting policies and practices.

Strategies

  The company has developed a growth strategy that involves (i) aggressively introducing new products, (ii) entering into innovative shared risk and financial incentive arrangements with providers and (iii) pursuing acquisitions of and combinations with other health care benefit plans. The company also has an operating strategy in place to improve the company's financial performance and enhance service to members by (i) controlling medical costs, (ii) increasing the level of managed care provided to members and (iii) reducing administrative costs.

  Growth Strategy

  Offering New Products and Increasing Marketing Activities. The company has introduced, and plans to introduce, new products designed to penetrate new markets. The company's current plan includes offering both group and individual coverage through a new subsidiary, RightCHOICE Insurance Company, to the approximately 1 million residents located throughout 40 counties in the metropolitan area of Illinois near St. Louis and southern Illinois by early 1997.

  Developing Innovative Shared Risk and Financial Incentive
Arrangements. The company believes that the development of common economic incentives with certain hospitals, physician groups and other selected health care providers will be a key element in gaining a competitive advantage and future growth. As evidenced with the introduction of HealthNet Blue and AllianceChoice, the company is currently pursuing arrangements with providers that are intended to develop a cooperative relationship through shared risk, financial incentives and joint input into decision-making processes in order to manage the medical and administrative costs of health care delivery more efficiently. In addition, the company's BlueCHOICE HMO launched its Physician Group Partners Program in the third quarter of 1996. This program provides incentives to physicians to improve quality, patient satisfaction, and cost savings while providing physician-participants with an appealing incentive package. Currently, approximately 30% of BlueCHOICE's panel of 566 primary care physicians in metropolitan St. Louis are enrolled in the program. The company recognizes the physician's expertise in managing patient care and wants to ensure that physicians maintain autonomy in the practice of medicine. Physician groups will have incentives to lower medical costs while achieving high levels of patient satisfaction and quality care.

  Expanding Through Combinations and Acquisitions. The company believes that extensive consolidation will continue to take place in the next few years among health care organizations as a result of health care reform and marketplace demands. The company plans to pursue selective acquisitions and combination opportunities in Missouri and contiguous Midwestern states.

  On January 22, 1997, the company and BCBSMo announced that they would pursue an in-depth analysis of a possible business combination or other form of strategic alliance or affiliation with BJC Health System (BJC), the largest health care provider in the St. Louis region. The organizations agreed to conduct further analysis on an exclusive basis through March 18, 1997. On March 11, 1997, the company and BCBSMo announced that they had ended discussions with BJC concerning a possible alliance or business combination. Following extensive review with the Blue Cross and Blue Shield Association (BCBSA) and BJC, the boards of the company and BCBSMo determined that current BCBSA rules are not sufficiently flexible to allow the creation of a vertically integrated structure that will achieve the desired benefits for members and shareholders. In view of the great value inherent in the Blue Cross and Blue Shield trade name and service marks, as well as other factors, the boards determined that it would not be prudent to further pursue a vertical alliance or combination at this time.

  The boards voiced their confidence in top management and the future for the company and believe the current focus should be on strengthening core business, resolving regulatory issues, enhancing customer service and competitiveness, and improving profitability. The boards determined that they will pursue a policy of independence for the company and BCBSMo for the foreseeable future. Nevertheless, the boards will continue to examine acquisitions, mergers, joint ventures and other business opportunities when they arise.

  Operating Strategy

  Controlling Medical Costs. The company controls medical costs by increasing financial incentives to members to use network providers, and partnering with providers to ensure the economic delivery of quality health care.

  Increasing the Level of Managed Care Provided to Members. The company currently provides a comprehensive array of managed care products with differing degrees of cost-containment, risk assumption, benefit design and flexibility in selecting health care providers. The company strives, through the use of financial incentives and aggressive marketing, to facilitate the movement of its members along the continuum of its product offerings toward the level of managed care which meets the needs of those members.

  Reducing Administrative Costs. Throughout 1996 and 1995, the company made significant investments in technologies designed to re-engineer many customer service and claims processes which are expected to result in significant savings in administrative costs. See "Technology and Information Systems" that follows for additional detail.

  Beginning January 1997, the company began moving its St. Louis based claims, customer service, billing and provider services functions to the company's Springfield, Missouri, facility and a new facility in Cape Girardeau, Missouri. Approximately 200 jobs will be relocated to Cape Girardeau with an additional 100 moving to Springfield. The transfer program will be conducted in stages beginning January 1997 and ending mid-1997. The move is expected to result in annual salary and benefit cost savings of $3.0 million, with approximately $1.4 million expected in 1997. The company will incur total charges to earnings estimated at $7.0 million to $8.0 million, which began in the second quarter of 1996 and will continue through 1997 for costs associated with the relocation.

  In addition, the company closed its Jefferson City, Missouri, office in March 1996. The regional claims and customer service operations at this office were consolidated with the company's operations in Springfield, Missouri. Management anticipates that this consolidation of operations will improve the company's cost structure through economies of scale. Projected annual cost savings total $0.4 million.

Marketing

  The company's marketing operations vary depending upon the segment at which sales efforts are directed; individuals (i.e., direct pay), small employer groups (which the company defines as groups from 2 to 99 employees) and large employer groups (which the company defines as groups of 100 employees or more). The company's independent broker networks and direct sales staff market the full range of the company's managed care products and services to new customers, and manage existing accounts to ensure client satisfaction and retention. Independent brokers are compensated pursuant to commission arrangements which vary depending on the particular company product/service sold.

  Marketing efforts are supported by market research conducted internally as well as public relations efforts and advertising programs which utilize telemarketing, radio, television, direct mail, and other media.

Competition

  The managed care industry is highly competitive, both nationally and in the company's current market area. Participants compete for members primarily on the basis of price (considering premium rates, copayments, coinsurance and deductibles), scope and design of benefits, access to providers and reputation of the plan sponsor and participants. The company also competes with other managed care organizations for contracts with hospitals, independent physicians, physician groups and other providers.

  In the metropolitan areas of St. Louis and Kansas City and other regions in Missouri, the managed care market is highly competitive with a number of established competitors offering a variety of benefit plans. The penetration of managed health care is substantially less in other regions of Missouri where the company competes more with traditional indemnity plans and smaller networks. The company's major competitors include: commercial insurance carriers, other HMOs, PPOs, POSs, TPAs, utilization review companies, and others, many of which are operated as part of a regional or national network. Many competitors who have regional or national networks have broader geographic coverage, larger total memberships, and in many instances have greater financial resources than the company. The company also faces competition in its markets from a trend among some health care providers to combine and form their own networks in order to contract directly with employer groups and other prospective customers for the delivery of health care services.

  In issuing its approval of the HealthLink acquisition, the Missouri Department of Insurance required that the company not restrict access by qualified commercial insurers to the HealthLink network for a minimum of two years; that employer fees not increase faster than the percentage change in the non-medical consumer price index through December 31, 1996; that rate changes for existing RightCHOICE HMO and PPO subscribers in the St. Louis Metropolitan area be limited to 90% of the annual percentage increase in the St. Louis medical consumer price index over a two year period; that rates be guaranteed for new subscribers in that market for 18 months; and that the company not enter into new agreements with hospitals which include clauses requiring the hospitals to give the company rates lower (by a specified amount or percentage) than those rates such hospitals provide to others. RightCHOICE management believes that those requirements will not have a material adverse effect on the company's results of operations.

Technology and Information Systems

  The company believes that its management information systems represent a key component of the company's medical and administrative cost reduction operating strategy by providing the company with extensive detailed information regarding customer and provider utilization. These systems also facilitate quality service to members and providers in connection with the company's claims and customer service functions. In 1995, the company embarked on a five year Information and Operations Strategy (IOS) project which is designed to further improve how RightCHOICE delivers managed care to members. In the early stages of the project, the company studied the information systems, the type of systems applications and the most appropriate use of technology necessary for future managed care endeavors. In 1997, the company plans to complete the design of the system of record for enrollment, billing, and customer service; expand reporting and tools for advanced medical cost control; and implement a distributed systems management.

  The primary business functions of the company are currently supported by an integrated transaction processing system. This interactive system supports the company's core processing functions (claim processing, customer services, enrollment, member billing and claim disbursements) under a set of integrated databases. The company believes that this integrated approach helps to assure product flexibility across a broad range of managed care products and provides an integrated, consistent source of claim and subscriber information. As IOS brings RightCHOICE new managed care capabilities, it will replace the company's core processing systems and the company believes that IOS will generate savings in both medical and administrative expenses.

  Document imaging technology and re-engineering efforts are improving the efficiency with which the company handles the massive volume of paper received and processed by it each day. More than 68% of all claims received by the company are currently electronic transactions that are processed by the automated systems, requiring little or no manual intervention. As a result, the company maintained an inventory of unprocessed provider claims as of December 31, 1996, of approximately five days.

Regulation

  Government regulation of the products and services offered by the company varies from jurisdiction to jurisdiction and is subject to change. The company and its subsidiaries are primarily subject to the insurance laws and regulations of the state of Missouri, the insurance laws and regulations of the other jurisdictions in which the company and its subsidiaries are licensed or authorized to do business and certain federal laws and regulations. These insurance laws and regulations generally give state regulatory authorities broad supervisory, regulatory and administrative powers over insurance companies and insurance holding companies with respect to most aspects of their insurance businesses. This regulation is intended primarily for the benefit of the policyholders of the insurance companies. The company believes it is in compliance in all material respects with the various federal and state regulations which apply to its current operations. See Item 3 - "Legal Proceedings."

  Insurance Holding Company Regulation

  The company is subject to regulation as an insurance holding company. Missouri insurance holding company laws and regulations generally require insurance holding companies and their subsidiaries to register with the Missouri Department of Insurance and to file with the Missouri Department of Insurance certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Missouri insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of, certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent holding companies and affiliates.

  Insurance Company Regulation

  The operations of the company's subsidiaries, Healthy Alliance Life Insurance company (HALIC), HMO Missouri, Inc. d/b/a BlueCHOICE, (BlueCHOICE), HealthLink HMO, Inc., and newly acquired RightCHOICE Insurance Company (RIC) are subject to regulation and supervision by regulatory authorities of the various jurisdictions in which they are licensed to conduct business. Regulatory authorities exercise extensive supervisory power over insurance companies and health maintenance organizations in regard to licensing; the amount of reserves which must be maintained; the approval of forms and insurance policies used; the nature of, and limitation on, an insurance company's investments; periodic examination of the operations of insurance companies; the form and content of annual statements and other reports required to be filed on the financial condition of insurance companies; and the establishment of capital requirements for insurance companies. The aforementioned subsidiaries of the company are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, these subsidiaries are periodically examined by the insurance departments of the jurisdictions in which they are licensed to do business.

  Risk-Based Capital Requirements

  In 1993, Missouri adopted statutory risk-based capital (RBC) requirements for life and health insurance companies. The formula for calculating such RBC requirements, set forth in instructions adopted by the National Association of Insurance Commissioners (NAIC), is designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to the individual insurance company's business. Under these laws, a life and health insurance company must submit a report of its RBC level as of the end of the previous calendar year. The NAIC has not currently extended the RBC requirements to HMOs.

  Because the total adjusted capital of HALIC and RIC, determined in accordance with the RBC instructions adopted by the NAIC on a fully phased-in basis, exceed all RBC minimum requirements, the company believes that the RBC requirements will not have any immediate impact upon HALIC or RIC or their operations. If in the future the RBC results of HALIC or RIC were to decline, the RBC requirements could have a material effect upon their operations and the amount of regulatory oversight to which they are subject.

  Restrictions on Dividends

  Missouri insurance laws and regulations restrict the payment of dividends by life insurance companies and health maintenance organizations, such as the company's subsidiaries, HALIC and BlueCHOICE, in a holding company structure. Such laws generally limit the dividends which a life insurance company may pay to an amount which, together with the amount of dividends and distributions paid by the insurance company during the immediately preceding 12 months, does not exceed the greater of (i) 10% of the insurance company's surplus as regards policyholders as of the preceding December 31 or (ii) the insurance company's net gain from operations for the preceding calendar year. For all other insurers (including HMOs), such laws generally limit the dividends which a company may pay to an amount which, together with the amount of dividends and distributions paid by the company during the immediately preceding 12 months, does not exceed the lesser of (i) 10% of the insurer's surplus as regards policyholders as of the preceding December 31 or (ii) the net investment income for the 12 month period ending as of the preceding December 31. Any proposed dividend in excess of these amounts is deemed to be an ''extraordinary dividend'' and requires approval by the Missouri Director of Insurance.

  At December 31, 1996, HALIC and BlueCHOICE had surplus of $84 million and $6 million, respectively. The maximum amount available as of January 1, 1996, for payment of dividends to the company by HALIC and BlueCHOICE without the prior approval of the Missouri Director of Insurance was $0.2 million and $0.6 million, respectively.

  HMO Regulation

  Federally qualified HMOs, such as BlueCHOICE, are subject to health care related regulation by both state and federal regulatory authorities. State qualified HMOs, such as HealthLink HMO, Inc., are also subject to state regulatory authorities. As a federally qualified HMO, BlueCHOICE must file periodic reports with, and is subject to, regulation and review by the U.S. Department of Health and Human Services and certain other federal authorities. Among the areas regulated by federal and state law are procedures for quality assurance, enrollment requirements, covered benefits, relationships between the HMO and its health care providers and the company's financial condition, including reserves and cash flow requirements.

  Third-party Administrator (TPA) Regulation

  Under Missouri laws and regulations, the company's TPA affiliates are required to obtain a certificate of authority from the Department of Insurance and are subject to various statutory requirements, including record keeping and retention; fiduciary obligations with respect to premiums collected; limitations on commissions and fees; and certain notice and reporting requirements. Certifications of authority are also required by certain other states in which Epoch conducts business. Certain TPA activities are also subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Employees

  The company employs approximately 1,700 full time employees (including 250 HealthLink employees) at December 31, 1996, compared to 1,600 full time employees (including 220 HealthLink employees) at December 31, 1995, none of whom is subject to a collective bargaining agreement. The company believes that its employee relations are good.

Executive Officers


                Name         Age             Position

   John A. O'Rourke          53    Chairman of the Board, President, Chief
                                   Executive Officer and Director

   Kenneth M. Evelyn         39    Senior Vice President and Chief Marketing
                                   Officer

   Janice C. Forsyth         43    Senior Vice President, General Counsel &
                                   Corporate Secretary

   Joseph R. Huguenard, M.D. 49    Senior Vice President, Medical Management
                                   and Corporate Medical Director

   Joseph V. Marabito        38    Senior Vice President, Strategy
                                   and Corporate Development

   Herbert B. Schneiderman   51    Senior Vice President, Medical
                                   Delivery Systems

   Edward J. Tenholder       45    Senior Vice President, Client Services and
                                   Corporate Support

   Sandra A. Van Trease      36    Senior Vice President and Chief Financial
                                   Officer

   David T. Ott              42    Acting President, Chief Executive Officer
                                   and Director of HealthLink

   Courtney Walter           41    Acting Executive Vice President and
                                   Director of HealthLink

  John A. O'Rourke was named Chairman and CEO of RightCHOICE in February 1997, and President in March 1997. Mr. O'Rourke came to RightCHOICE from his position as President and CEO of HealthLink, Inc. Mr. O'Rourke took the leadership of HealthLink in 1985, when the company was first incorporated. Earlier, Mr. O'Rourke was Deputy Director of the Office of Health Maintenance Organizations in the U.S. Department of Health and Human Services.

  Kenneth M. Evelyn joined RightCHOICE as Senior Vice President and Chief Marketing Officer in May 1996. He came to RightCHOICE from Express Scripts, Inc., where he was Senior Vice President/Sales and Marketing. Previously he was Vice President/Major and National Accounts at Blue Cross and Blue Shield of Texas. He also served in several sales and management positions with the employee benefits division of Lincoln National Life Insurance Company.

  Janice C. Forsyth has served as Senior Vice President and General Counsel of BCBSMo since April 1994. From 1989 to March 1994, Ms. Forsyth served as Vice President and General Counsel of BCBSMo, and has been a member of BCBSMo's legal department since 1982. Ms. Forsyth became Senior Vice President, General Counsel and Corporate Secretary of the company in April 1994.

  Joseph R. Huguenard, M.D., joined RightCHOICE as Senior Vice
President/Medical Management and Medical Director in October 1995. He came to RightCHOICE from the Associated Group, Indianapolis, where he was Senior Vice President/Managed Care and Medical Director for Anthem Benefit Services, Inc., Anthem Life Insurance Company (Texas), Anthem Life Insurance Company of Indiana and Anthem Life Insurance Company of
California.

  Joseph V. Marabito, joined BCBSMo in November 1993 as Vice President, Corporate Strategy, and became Senior Vice President, Strategy and Corporate Development, of the company in November 1994. Prior to joining BCBSMo, Mr. Marabito served as a Senior Manager in the Price Waterhouse Strategic Consulting Group.

  Herbert B. Schneiderman, joined RightCHOICE as Senior Vice President, Medical Delivery Systems, in June 1995. He came to RightCHOICE after 21 years at Saint Louis University Hospital/Saint Louis University Health Sciences Center, the last seven as Chief Executive Officer.

  Edward J. Tenholder, Senior Vice President, Client Services and Corporate Support, has served as a Senior Vice President of BCBSMo since 1989 and has held various other positions since joining BCBSMo in 1975. Mr. Tenholder became Senior Vice President, Client Services and Operations of the company in April 1994.

  Sandra Van Trease was named Senior Vice President and Chief Financial Officer of the company in November 1995. She joined BCBSMo in June 1994 as Vice President, Financial Reporting and Analysis. Prior to joining BCBSMo, she was Senior Manager with the Price Waterhouse LLP middle market audit division.

  David T. Ott was named Acting President and Chief Executive Officer of HealthLink, Inc., in March 1997. He had been Executive Vice President of HealthLink since July 1990. He joined HealthLink in 1986 as Director of Marketing and later was promoted to Vice President of Sales and Marketing.

  Courtney Walter was named Acting Executive Vice President and Chief Financial Officer of HealthLink, Inc., in March 1997. He has been with HealthLink since 1993. Prior to joining HealthLink, he worked for Ernst & Young, MetLife Health Care Management Corporation and Spectrum Emergency Care.

                          ITEM 2.  PROPERTIES

  As of December 31, 1996, the company owned or leased the following facilities which the company considers material to its operations:

                                                         Square    Owned or
           Type of                    Location           Footage    Leased
          Facility

 Corporate Headquarters                  St. Louis, MO     396,561  Leased
 Document Storage Warehouse              St. Louis, MO      62,300  Leased
 HealthLink, Inc. Headquarters           St. Louis, MO      20,550  Owned
 HealthLink, Inc. Administrative Office  St. Louis, MO      19,500  Leased
 Southwest Regional Office               Springfield, MO    30,000  Owned
 Southwest Claims Office Expansion       Springfield, MO     4,750  Leased
 Southeast Claims Office                 Cape Girardeau, MO 42,000  Leased


                    ITEM 3.  LEGAL PROCEEDINGS

  The company is a party to various material legal proceedings which are detailed in Note 14 of the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders and is incorporated herein by reference.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                   None.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                MATTERS

  The company's Common Stock has been traded on the New York Stock Exchange under the symbol "RIT" since August 1, 1994. There were 146 common shareholders of record on February 28, 1997. As of March 17, 1997, the reported closing bid price per share was $14.625. Other information required by Item 5 appears under the caption, "Shareholder Information", on page 55 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

Dividends

  The company anticipates, for the foreseeable future, that no dividends will be paid.

             ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data appears on page 22 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

  The Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 31 of the 1996 Annual Report to Shareholders is hereby incorporated by reference.

        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 32 through 52 together with the report thereon of Price Waterhouse LLP on page 53 of the 1996 Annual Report to Shareholders is hereby incorporated by reference.

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE

  None.

                              PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information included under the heading "Election of Directors" (except the information set forth under the subcaptions thereunder, "Compensation of Directors" and "Meetings of the Board and Committees") and the information included under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1997, is incorporated herein by reference.

  Pursuant to General Instruction G(3) to Form 10-K, information as to executive officers of the company is set forth in Part I of this Form 10-K under separate caption.

                  ITEM 11.  EXECUTIVE COMPENSATION

  The information included under the headings "Executive Compensation and Other Information" (except the information set forth under the subcaptions thereunder, "Report of the Compensation Committee of the Board of Directors" and "Company Performance") and "Election of Directors - Compensation of Directors" in the company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held
May 13, 1997, is incorporated herein by reference.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                              MANAGEMENT

  The information included under the heading "Ownership of RightCHOICE Capital Stock" in the company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997, is incorporated herein by reference.

      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Note 16 of the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders contains financial information relating to the company's transactions with BCBSMo on page 51 and is incorporated herein by reference.

  The information included under the heading "Certain Transactions" in the company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 13, 1997, is incorporated herein by reference.
                               PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                                  FORM 8-K

a)  The following documents are filed as part of this report:

1)  Financial Statements:

Index to Financial Statements:
                                                        Page in Annual Report*
Consolidated Balance Sheets, December 31, 1996 and 1995             32
Consolidated Statements of Income for the years ended
     December 31, 1996, 1995 and 1994                               33
Consolidated Statement of Shareholders' Equity for the
     years ended December 31, 1996, 1995 and 1994                   34
Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994                               35
Notes to Consolidated Financial Statements                          36
Report of Independent Accountants                                   53
___________________
*    Incorporated by reference from the indicated pages of the 1996
Annual Report to Shareholders.

2)  Financial Statement Schedules:

Report of Independent Accountants on Financial Statement Schedules  31

The schedules required to be filed as part of this report are as follows:

      I.  Summary of Investments - Other than Investments in
          Related Parties                                           32

     III.  Condensed Financial Information of Registrant            33

   Schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the consolidated financial statements or related notes thereto.

3)  Exhibits

2.1     Reorganization Agreement between the Registrant, Healthy
        Alliance Life Insurance Company (HALIC)
        and Blue Cross and Blue Shield of Missouri (BCBSMo)
        Incorporated by reference - previously filed as
        Exhibit 2.1 to the company's Form 10-K for the period ending December 31, 1994.*

2.1.1 Supplement to the Reorganization Agreement between the Registrant, Healthy Alliance Life
        Insurance Company (HALIC) and Blue Cross and Blue Shield of Missouri (BCBSMo) - Incorporated by reference - previously filed as Exhibit 2.1.1 to the company's Form 10-K for the period ending December 31, 1995.*

3.1 Articles of Incorporation of the Registrant - Incorporated by reference - previously filed as Exhibit 3.1 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration
        Statement No. 33-77798.*

3.1.1   Amendment to Articles of Incorporation of the Registrant
        Incorporated by reference - previously filed as
        Exhibit 3.1.1 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

3.2 Amended and Restated Bylaws of the Registrant - Incorporated by reference - previously filed as Exhibit 3.2 to the company's Form 10-K for the period ending December 31, 1995.*

4.1 Specimen of Class A Common Stock Certificate of the Registrant Incorporated by reference - previously filed as Exhibit 4.1 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

4.2 Specimen of Class B Common Stock Certificate of Registrant Incorporated by reference - previously filed as Exhibit 4.2 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.1 Registration Rights Agreement - Incorporated by reference previously filed as Exhibit 10.1 to the company's Form 10-K for the period ending December 31, 1994.*

10.2    Reinsurance Agreement between the Registrant and BCBSMo
        Incorporated by reference - previously filed as Exhibit 10.2 to the company's Form 10-K for the period ending December 31, 1994.*

10.3 Network Rental Agreement between the Registrant and BCBSMo Incorporated by reference - previously filed as Exhibit 10.3 to the company's Form 10-K for the period ending December 31, 1994.*

10.4 Administrative Services Agreement between the Registrant and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.4 to the company's Form 10-K for the period ending December 31, 1994.*

10.5 Tax Allocation Agreement between the Registrant and BCBSMo Incorporated by reference - previously filed as Exhibit 10.5 to the company's Form 10-K for the period ending December 31, 1994.*

10.6 Blue Cross License Agreement between Blue Cross and Blue Shield Association (BCBSA) and
        BCBSMo - Incorporated by reference - previously filed as
        Exhibit 10.6 to Registration Statement on Form
        S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.6.1  Temporary Blue Cross License Agreement between BCBSA and
        BCBSMo.

10.7    Blue Shield License Agreement between BCBSA and BCBSMo
        Incorporated by reference - previously
        filed as Exhibit 10.7 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.7.1  Temporary Blue Shield License Agreement between BCBSA and
        BCBSMo.

10.8 Blue Cross Controlled Affiliate License Agreement among BCBSA, HMO Missouri, Inc., and BCBSMo -
        Incorporated by reference - previously filed as Exhibit 10.8 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant.
        Registration Statement No. 33-77798.*

10.8.1  Temporary Blue Cross License Agreement among BCBSA, HMO
        Missouri, Inc., and BCBSMo.

10.9 Blue Shield Controlled Affiliate License Agreement among BCBSA, HMO Missouri, Inc., and BCBSMo -
        Incorporated by reference - previously filed as Exhibit 10.9 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant.
        Registration Statement No. 33-77798.*

10.9.1  Temporary Blue Shield License Agreement among BCBSA, HMO
        Missouri, Inc., and BCBSMo.

10.10   Blue Cross Controlled Affiliate License Agreement among
        BCBSA, BCBSMo and the Registrant -
        Incorporated by reference - previously filed as Exhibit 10.10 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant.
        Registration Statement No. 33-77798.*

10.10.1 Temporary Blue Cross License Agreement among BCBSA, the registrant, and BCBSMo.

10.11   Blue Shield Controlled Affiliate License Agreement among
        BCBSA, BCBSMo and the Registrant -
        Incorporated by reference - previously filed as Exhibit 10.11 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant.
        Registration Statement No. 33-77798.*

10.11.1 Temporary Blue Shield License Agreement among BCBSA, the registrant, and BCBSMo.

10.12   Blue Cross Controlled Affiliate License Agreement among
        BCBSA, BCBSMo and HALIC - Incorporated
        by reference - previously filed as Exhibit 10.12 to Registration Statement on Form S-1 under the Securities
        Act of 1933 filed by the Registrant.  Registration Statement
        No. 33-77798.*

10.12.1 Temporary Blue Cross License Agreement among BCBSA, HALIC, and BCBSMo.

10.13   Blue Shield Controlled Affiliate License Agreement among
        BCBSA, BCBSMo HALIC - Incorporated by
        reference - previously filed as Exhibit 10.13 to Registration Statement on Form S-1 under the Securities
        Act of 1933 filed by the Registrant.  Registration Statement
        No. 33-77798.*

10.13.1 Temporary Blue Shield License Agreement among BCBSA,
        HALIC, and BCBSMo.

10.14 Assignment of Lease from BCBSMo to the Registrant of Lease for Corporate Headquarters, dated
        February 1, 1993, between Forty-four Forty-four Forest Park Redevelopment Corporation ("4444"), a
        Missouri corporation, as lessor, and BCBSMo, as lessee, and attached form of Consent and
        Acknowledgment of assignment by 4444 - Incorporated by reference - previously filed as Exhibit 10.14 to the company's form 10-K for the period ending December 31, 1994.*

10.15 Sublease for a portion of Corporate Headquarters between the Registrant and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.15 to the company's Form 10-K for the period ending December 31, 1994.*

10.16 Assignment of Lease from BCBSMo to the Registrant of Lease for BlueCHOICE Processing, dated May
        4, 1990, between Heitman Properties of Missouri, Ltd. ("Heitman"), not personally but solely as trustee of One City Center Trust, a Missouri common law trust, as lessor, and BCBSMo, as lessee, and attached form of Consent and Acknowledgment of assignment by Heitman - Incorporated by reference - previously filed as Exhibit 10.16 to the company's Form 10-K for the period ending December 31, 1994.*

10.17   Deed to Springfield Regional Office Facility -
        Incorporated by reference - previously filed as Exhibit 10.17 to the company's Form 10-K for the period ending December 31, 1994.*

10.18   Directors' Stock Option Plan of the Registrant -
        Incorporated by reference - previously filed as Exhibit
        10.18 to Registration Statement on Form S-1 under the
        Securities Act of 1933 filed by the Registrant.
        Registration Statement No. 33-77798.*

10.19 Equity Incentive Plan of the Registrant - Incorporated by reference - previously filed as Exhibit 10.19 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration
        Statement No. 33-77798.*

10.19.1 Amendment to Equity Incentive Plan of the Registrant -
        Incorporated by reference - previously filed as
        Exhibit 10.19.1 to the company's Form 10-K for the period ending December 31, 1994.*

10.20 Form of Executive Severance Agreement (and list of parties who have executed officer severance agreements) - Incorporated by reference - previously filed as
        Exhibit 10.20 to the company's Form 10-K for the period ending December 31, 1994.*

10.21 Form of Officer Severance Agreement (and list of parties who have executed officer severance agreements)
        - Incorporated by reference - previously filed as Exhibit 10.21 to the company's Form 10-K for the period ending December 31, 1994.*

10.22 Form of Indemnification Agreement between the Registrant and its Directors and Officers (and list of parties who have executed indemnification agreements)
        Incorporated by reference - previously filed as
        Exhibit 10.22 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.23 Agreement of Indemnification between BCBSMo and the Registrant and its subsidiaries - Incorporated by reference - previously filed as Exhibit 10.23 to the company's Form 10-K for the period ending December 31, 1994.*

10.24   Registrant Supplemental Executive Retirement Plan -
        Incorporated by reference - previously filed as
        Exhibit 10.24 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.25   Registrant Executive Deferred Compensation Plan -
        Incorporated by reference - previously filed as Exhibit
        10.24 to Registration Statement on Form S-1 under the
        Securities Act of 1933 filed by the Registrant.
        Registration Statement No. 33-77798.*

10.26 Amended Nonemployee Director Deferred Compensation Plan of the Registrant - Incorporated by reference
        - previously filed as Exhibit 10.26 to the company's Form 10-K for the period ending December 31, 1994.*

10.27   Participation Agreement among Blue Cross and Blue Shield
        of Kansas City, RightCHOICE Managed Care, Inc., TriLink Healthcare, Inc., HealthLink, Inc., Healthy Alliance Life Insurance Company, The Epoch Group, Inc., Pension Associates Incorporated, and LaHood
        & Associates, Inc. in connection with the formation and capitalization of TPACo., L.C. - Incorporated by reference - previously filed as
        Exhibit   10.27 to the company's Form 10-K for the period ending
        December 31, 1995.*

10.28   Certificate and Articles of Organization of TPACo., L.C. -
        Incorporated by reference - previously filed as   Exhibit 10.28 to
        the company's Form 10-K for the period ending December 31, 1995.*

10.29   Certificate and Articles of Merger of The Epoch Group, Inc.
        and TPACo., L.C. - Incorporated by reference      - previously filed
        as Exhibit 10.29 to the company's Form 10-K for the period ending December 31, 1995.*

10.30   Amended and Restated Operating Agreement of The EPOCH Group,
        L.C. - Incorporated by reference -      previously filed as Exhibit
        10.30 to the company's Form 10-K for the period ending December 31, 1995.*

10.31   Indemnification Agreement between RightCHOICE Managed Care,
        Inc. and The EPOCH Group, L.C. -   Incorporated by reference
        previously filed as Exhibit 10.31 to the company's Form 10-K for the period ending December 31, 1995.*

10.32 Indemnification Agreement among Blue Cross and Blue Shield of Kansas City, TriLink Healthcare, Inc., and the EPOCH Group, L.C. - Incorporated by reference - previously filed as Exhibit 10.32 to the company's Form 10-K for the period ending December 31, 1995.*

10.33   Noncompete Agreement among Blue Cross and Blue Shield of
        Missouri, Blue Cross and Blue Shield of
        Kansas City, TriLink Healthcare, Inc., RightCHOICE Managed
        Care, Inc., and The EPOCH Group, L.C. - Incorporated by reference previously filed as Exhibit 10.33 to the company's Form 10-K for the period ending December 31, 1995.*

10.34 Network Access Agreement among Blue Cross and Blue Shield of Kansas City, TriLink Healthcare, Inc., and The EPOCH Group, L.C. - Incorporated by reference previously filed as Exhibit 10.34 to the company's Form 10-K for the period ending December 31, 1995.*

10.35   Network Access Agreement among RightCHOICE Managed Care,
        Inc., Blue Cross and Blue Shield of
        Missouri, HealthLink, Inc., and The EPOCH Group, L.C.
        Incorporated by reference - previously filed as   Exhibit 10.35 to
        the company's Form 10-K for the period ending December 31, 1995.*

10.36   Credit Agreement dated as of August 10, 1995 among
        RightCHOICE Managed Care, Inc., as the Borrower, Bank of America National Trust and Savings Association, as Administrative Agent. The Boatmen's National Bank of St. Louis, as Co-Agent and the other Financial Institutions Party Hereto arranged by BA Securities, Inc. - Incorporated by reference - previously filed as Exhibit 10.1 to the company's Form 10-Q for the period ending June 30, 1995.*

10.36.1 First Amendment to the Credit Agreement. - Incorporated by reference - previously filed as Exhibit 10.36.1 to the company's Form 10-K for the period ending December 31, 1995.*

10.36.2 Consent and Second Amendment to the Credit Agreement -
        Incorporated by reference - previously filed as Exhibit 10.36.2 to the company's Form 10-K for the period ending December 31, 1995.*

10.36.3 Third amendment to the Credit Agreement - Incorporated by reference - previously filed as Exhibit 10.2 to the company's Form 10-Q for the period ending June 30, 1996.*

10.36.4 Fourth amendment to the Credit Agreement.

10.36.5 Fifth amendment to the Credit Agreement.

10.37   Lease between Forty-Four Forty-Four Forest Park
        Redevelopment Corporation (Landlord) and RightCHOICE Managed Care, Inc. (Tenant) dated January 1, 1995 - Incorporated by reference - previously filed as Exhibit 10.2 to the company's Form 10-Q for the period ending June 30, 1995.*

10.38   Sublease between RightCHOICE Managed Care, Inc. and Blue
        Cross and Blue Shield of Missouri dated January 1, 1995
        Incorporated by reference - previously filed as Exhibit 10.3 to the company's Form 10-Q for the period ending June 30, 1995.*

10.39 Building Services Agreement between Forty-Four Forty-Four Forest Park Redevelopment Corporation and RightCHOICE Managed Care, Inc. dated January 1, 1995 - Incorporated by reference previously filed as Exhibit 10.4 to the company's Form 10-Q for the period ending June 30, 1995.*

10.40 Master Reinsurance Agreement among RightCHOICE Managed Care, Inc., Healthy Alliance Life Insurance Company (HALIC Insurance Company), Blue Cross and Blue Shield of Kansas City, and Missouri Valley Life and Health Insurance Company - Incorporated by reference - previously filed as Exhibit 10.40 to the company's Form 10-K for the period ending December 31, 1995.*

10.41 BCBSKC Reinsurance Agreement by and between Healthy Alliance Life Insurance Company (HALIC Insurance Company) and Blue Cross and Blue Shield of Kansas City - Incorporated by reference previously filed as Exhibit 10.41 to the company's Form 10-K for the period ending December 31, 1995.*

10.42 BCBSKC Small Group Reinsurance Agreement by and between Healthy Alliance Life Insurance Company (HALIC Insurance Company) and Blue Cross and Blue Shield of Kansas City - Incorporated by reference - previously filed as Exhibit 10.42 to the company's Form 10-K for the period ending December 31, 1995.*

10.43 HALIC Reinsurance Agreement by and between Missouri Valley Life and Health Insurance Company and Healthy Alliance Life Insurance Company (HALIC Insurance Company) - Incorporated by reference - previously filed as Exhibit 10.43 to the company's Form 10-K for the period ending December 31, 1995.*

10.44   HALIC Small Group Reinsurance Agreement by and between
        Missouri Valley Life and Health Insurance    Company and Healthy
        Alliance Life Insurance Company (HALIC Insurance Company)
        Incorporated by reference - previously filed as Exhibit 10.44 to the company's Form 10-K for the period ending December 31, 1995.*

10.45 HALIC Farm Bureau Reinsurance Agreement by and between Missouri Valley Life and Health Insurance Company and Healthy Alliance Life Insurance Company (HALIC Insurance Company) Incorporated by reference - previously filed as Exhibit 10.45 to the company's Form 10-K for the period ending December 31, 1995.*

10.46 Stock Purchase Agreement By and Between HealthLink, Inc. and TriLink Healthcare, Inc. dated as of March 27, 1996
        Incorporated by reference - previously filed as Exhibit 10.1 to the company's Form 10-Q for the period ending March 31, 1996.*

10.47 Stock Purchase Agreement By and Between Blue Cross and Blue Shield of Missouri and RightCHOICE Managed Care, Inc. dated as of February 8, 1996 - Incorporated by reference - previously filed as Exhibit 10.2 to the company's Form 10-Q for the period ending March 31, 1996.*

10.48 Stock Purchase Agreement By and Between RightCHOICE Managed Care, Inc. and LaSalle Bank, F.S.B. dated as of June 7, 1996 Incorporated by reference - previously filed as Exhibit 10.1 to the company's Form 10-Q for the period ending June 30, 1996.*

10.49 Stock Purchase Agreement By and Between Blue Cross and Blue Shield of Missouri and RightCHOICE Managed Care, Inc. dated as of July 19, 1996 - Incorporated by reference - previously filed as Exhibit 10.3 to the company's Form 10-Q for the period ending June 30, 1996.*

10.50   Amended Intercompany Services Agreement By and Between
        RightCHOICE Managed Care, Inc. and the following subsidiaries:
        Healthy Alliance Life Insurance Company, Diversified Life
        Insurance Agency of Missouri, Inc., Pension Associates,
        Incorporated, and HMO Missouri, Inc. - Incorporated by reference - previously filed as Exhibit 10.1 to the company's Form 10-Q for the period ending September 30, 1996.*

11.1 Pro forma Computation of Earnings Per Share - Incorporated by reference - previously filed as Exhibit 11.1 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

13.1 Annual Report to Shareholders for the year ended December 31, 1995. Except as to information specifically incorporated, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K report - Incorporated by reference previously filed as Exhibit 13.1 to the company's Form 10-K for the period ending December 31, 1995.*

13.2 All information incorporated by reference in Parts I, II and IV of this Annual Report on Form 10-K from the Annual Report to Shareholders for the year ended December 31, 1996.

21.1    List of Subsidiaries of the Registrant.

23.1 Consent of Price Waterhouse LLP with regard to the Registrant's Registration Statement on Form S-8.
        Registration Statement No. 33-90608.

27      Financial Data Schedule (Electronic Filing Only).

*Document has previously been filed with the Securities and Exchange Commission and is incorporated by reference and made a part hereof.

b)   Reports on Form 8-K:

  None filed during the three months ended December 31, 1996.

c) See Exhibits listed in Item 14 hereof and the Exhibits attached as a separate section of this Form 10-K Annual Report.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 24, 1997                    RightCHOICE Managed Care, Inc.
                                      By:
                                     /s/ John A. O'Rourke
                                     John A. O'Rourke
                                     Chief Executive Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Title                    Date

   /s/ John A. O'Rourke       Chairman of the Board,        March 24, 1997
   John A. O'Rourke           President and Chief
                              Executive Officer

   /s/ Norman J. Tice         Vice Chairman of the Board    March 24, 1997
   Norman J. Tice

   /s/ Sandra A. Van Trease   Chief Financial Officer       March 24, 1997
   Sandra A. Van Trease       (Principal Financial Officer
                              and Principal Accounting Officer)

                              Director                      March 24, 1997
   Frederic C. Brussee

   /s/ William H. T. Bush     Director                      March 24, 1997
   William H. T. Bush

   /s/ Ronald G. Evens, M.D.  Director                      March 24, 1997
   Ronald G. Evens, M.D.

   /s/ Edward C. Gomes, Jr.   Director                      March 24, 1997
   Edward C. Gomes, Jr.

   /s/ Earle H. Harbison, Jr. Director                      March 24, 1997
   Earle H. Harbison, Jr.

   /s/ Roger B. Porter, Ph.D. Director                      March 24, 1997
   Roger B. Porter, Ph.D.

   /s/ Gloria W. White        Director                      March 24, 1997
   Gloria W. White

   /s/ Roy R. Heimburger      Director                      March 24, 1997
   Roy R. Heimburger


                   REPORT OF INDEPENDENT ACCOUNTANTS ON
                      FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
RightCHOICE Managed Care, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 14, 1997 appearing in the 1996 Annual Report to Shareholders of RightCHOICE Managed Care, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
St. Louis, Missouri
February 14, 1997

                                                                 Schedule I
                        RIGHTCHOICE MANAGED CARE, INC.
                         SUMMARY OF INVESTMENTS --
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                             December 31, 1996
                               (in thousands)

                                                                   Amount at
                                                                     which
                                                                    shown in
                                                                      the
                                                                  consolidated
                                                                    balance
                                          Cost          Value         sheet
Type of Investment

  Fixed maturities:
    Bonds:
      United States Government and
        government agencies and
        authorities..................... $118,960      $118,949      $118,949
        All other corporate bonds.......   59,394        59,380        59,380
      Life insurance contracts..........   33,735        39,733        39,733
      Certificates of deposit...........      121           121           121
         Total fixed maturities.........  212,210       218,183       218,183

      Equity securities:
        Common stocks:
          Public utilities..............    3,139         3,341         3,341
          Banks, trust, and insurance
            companies...................    5,372         7,769         7,769
          Industrial, miscellaneous
            and all other...............   23,421        29,979        29,979
              Total equity securities...   31,932        41,089        41,089

      Short-term investments............    2,944         2,944         2,944

              Total investments......... $247,086      $262,216      $262,216





                                                         Schedule III
                                                         (Page 1 of 3)

                              RIGHTCHOICE MANAGED CARE, INC.
                     CONDENSED FINANCIAL INFORMATION OF REGISTRANT

     Condensed balance sheets of RightCHOICE Managed Care, Inc. (parent company only) as of December 31, 1996 and 1995, and the condensed statements of income and cash flows for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                      Balance Sheets
                    (in thousands, except shares and per share data)

                                                               December 31,
                                                             1996        1995

                                          ASSETS

     Cash...............................................      $199   $      66
     Investments available for sale.....................    43,707      29,914
     Investments in affiliates..........................   175,515     193,277
     Property and equipment, net........................    11,320      17,703
     Receivables from affiliates........................    19,548      13,079
     Other assets.......................................     1,870       2,291
               Total assets.............................  $252,159    $256,330

                          LIABILITIES AND SHAREHOLDERS' EQUITY


     Accounts payable and accrued expenses..............   $21,236     $22,536
     Payables to affiliates.............................    14,782      13,262
     Income taxes payable, net..........................    13,956      13,920
     Obligations for employee benefits..................    24,512      24,741
     Obligations under capital leases...................     4,719       8,650
               Total liabilities........................    79,205      83,109

     Shareholders' equity:
         Common stock:
            Class A, $.01 par, 125,000,000 shares
              authorized, 3,737,500 shares issued,
              3,714,400 and 3,718,700
              shares outstanding, respectively..........        37          37
            Class B, $.01 par, 100,000,000 shares
              authorized, 14,962,500 shares issued and
              outstanding................................      150         150
            Additional paid in capital...................  132,640     132,640
            Retained earnings............................   30,687      32,714
            Treasury stock, 23,100 and 18,800 Class A shares,
              respectively, at cost......................     (326)       (266)
            Unrealized net appreciation of investments
              available for sale.........................    9,766       7,946
            Total shareholders' equity...................  172,954     173,221
            Total liabilities and shareholders' equity... $252,159    $256,330





                                                                Schedule III
                                                                (Page 2 of 3)
                           RIGHTCHOICE MANAGED CARE, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               Statements of Income
                                  (in thousands)

                                                    Year ended December 31,
                                                  1996       1995       1994
Revenue
     Reimbursement from affiliates............  114,233    120,809    107,942
     Dividends from affiliates................   26,631      5,352       -
Total revenue.................................  140,864    126,161    107,942

Expense
     General and administrative...............  119,292    125,448    109,140

Operating income (loss).......................   21,572        713     (1,198)

Investment income and other...................    1,022      2,059      2,189

Income before equity in undistributed (loss)
income of subsidiaries and provision for
income taxes..................................   22,594      2,772        991

Equity in undistributed (loss) income of
subsidiaries..................................  (25,618)    19,979     26,099

(Loss) income before income taxes.............   (3,024)    22,751     27,090

Provision for income taxes....................     (997)     (819)        506


Net (loss) income.............................   (2,027)    23,570     26,584

Pro forma premium taxes less income
tax benefit (unaudited).......................                          1,901

Pro forma net income (unaudited)..............                         24,683



                                                                 Schedule III
                                                                 (Page 3 of 3)
                     RIGHTCHOICE MANAGED CARE, INC.
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       Statements of Cash Flows
                            (in thousands)

                                                  Year ended December 31,
                                                1996       1995       1994
Cash flows from operating activities:

Net (loss) income.............................  ($2,027)   $23,570    $26,584
Adjustments to reconcile net (loss) income
to net cash provided by operating
activities:
     Equity in undistributed loss (income)
       of subsidiaries........................   25,618    (19,979)   (26,099)
     Depreciation.............................    4,631      5,174      4,717
     Loss on sale of property and
       equipment..............................       36         -          17
     (Gain) Loss on sale of investments.......       (6)       123     (1,318)
     Accretion of discounts and
       amortization of premiums...............      (41)       (65)        19

Decrease (increase) in:
     Receivables from affiliates..............   (6,469)     4,367    (17,810)
     Other assets.............................      421      1,918      5,447

Increase (decrease) in:
     Accounts payable and accrued
        expenses..............................   (1,300)     7,841     12,311
     Payables to affiliates...................    1,520     (4,296)    17,558
     Obligations for employee benefits........     (229)    (2,560)      (203)
     Income taxes payable.....................     (482)    (3,577)    17,491

Net cash provided by operating activities.....   21,672     12,516     38,714

Cash flows from investing activities:
     Investments purchased....................  (42,297)   (86,615)   (60,275)
     Investments sold or matured..............   29,846    111,134     29,553
     Increase in investment in affiliates.....   (6,813)   (32,854)   (29,953)
     Property and equipment purchased,
        transferred to affiliates, net........    1,716     (3,129)    (5,680)

Net cash used in investing activities.........  (17,548)   (11,464)   (66,355)

Cash flows from financing activities:
     Net proceeds from initial public
        stock offering........................                         33,257
     Additional expenses related to public
        stock offering........................                (117)
     Payments on capital lease obligations....   (3,931)    (4,074)    (2,145)
     Purchase of Class A treasury stock.......      (60)      (128)      (138)
Net cash (used in) provided by financing
     activities..............................    (3,991)    (4,319)    30,974

Net increase in cash and cash
        equivalents...........................      133     (3,267)     3,333
Cash and cash equivalents, beginning of year..       66      3,333         -
Cash and cash equivalents, end of year........     $199        $66    $ 3,333


Supplemental Schedule of Noncash Investing and Financing Activities:

Equipment acquired through capital leases.....              $1,236     $9,574
Disposal of equipment under capital leases....               1,789      1,052