Form 10-Q
period 1997-03-31
RIGHTCHOICE MANAGED CARE INC
filed 1997-05-15
CIK 921766

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

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

Registrant's telephone number, including area code(314) 923-4444


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

   Title of each class               Outstanding at March 31, 1997

 Class A Common Stock, $0.01 par value      3,709,000 shares
 Class B Common Stock, $0.01 par value     14,962,500 shares

                   RIGHTCHOICE MANAGED CARE, INC.
                    First Quarter 1997 Form 10-Q
                          Table of Contents



PART  I.      FINANCIAL INFORMATION                               PAGE

     ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of March 31, 1997
           and December 31, 1996                                    3

           Consolidated Statements of Income for the Three Months
           Ended March 31, 1997 and 1996                            4

           Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 1997 and 1996                     5

           Notes to Consolidated Financial Statements               6

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  12


PART II.      OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                    22

     ITEM 2.  Changes in Securities                                22

     ITEM 3.  Defaults Upon Senior Securities                      22

     ITEM 4.  Submission of Matters to a Vote of Security Holders  22

     ITEM 5.  Other Information                                    22

     ITEM 6.  Exhibits and Reports on Form 8-K                     22

SIGNATURES                                                         24






PART I.FINANCIAL INFORMATION
ITEM 1.Financial Statements

                   RIGHTCHOICE MANAGED CARE, INC.
                     CONSOLIDATED BALANCE SHEETS
          (in thousands, except shares and per share data)


                                       March 31,    December 31,
               ASSETS                    1997           1996
                                     (unaudited)
Current assets:
  Cash and cash equivalents           $  22,953      $  33,418
  Investments available for sale        248,410        262,216
  Receivables from members               57,287         54,767
  Receivables from related parties       15,753         17,073
  Deferred income taxes                   4,622            591
  Other assets                           19,461         13,193
     Total current assets               368,486        381,258
Property and equipment, net              51,940         51,248
Deferred income taxes                     7,330          6,247
Investments in affiliates                 9,480          9,370
Goodwill and intangible assets, net      83,031         84,021
    Total assets                       $520,267       $532,144

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Medical claims payable              $ 117,943      $ 111,833
  Unearned premiums                      50,091         52,699
  Accounts payable and accrued
    expenses                             66,385         68,844
  Payables to related parties            13,568         17,149
  Obligations for employee benefits       3,915          3,864
  Income taxes payable                   20,335         12,801
  Obligations under capital leases        5,082          5,224
     Total current liabilities          277,319        272,414
Long-term debt                           47,000         62,000
Obligations under capital leases          3,215          3,532
Obligations for employee benefits        21,524         21,244
     Total liabilities                  349,058        359,190

Shareholders' Equity:
  Common Stock:
        Class A, $.01 par,
        125,000,000 shares authorized,
        3,737,500 shares issued,
        3,709,000 and 3,714,400
        shares outstanding,
        respectively                         37             37
        Class B, $.01 par, 100,000,000
        shares authorized,
        14,962,500 shares issued and
        outstanding                         150            150
  Additional paid in capital            132,640        132,640
  Retained earnings                      36,881         30,687
  Treasury stock, 28,500 and 23,100
  Class A shares, respectively, at cost    (404)          (326)
  Unrealized net appreciation of
    investments available for sale        1,905          9,766
     Total shareholders' equity         171,209        172,954
     Total liabilities and
       shareholders' equity            $520,267       $532,144

    See accompanying Notes to Consolidated Financial Statements.


                   RIGHTCHOICE MANAGED CARE, INC.
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (in thousands, except shares and per share data)



                                          Three Months Ended
                                              March 31,
                                         1997            1996
 Revenues:
 Premium                               $160,157        $143,547
 Fees and other income                   16,157          14,421
       Total revenues                   176,314         157,968

 Operating expenses:
 Health care services                   129,156         106,887
 Commissions                              7,283           6,306
 General and administrative
     (excludes net intercompany charges
     allocated to Blue Cross and Blue
     Shield of Missouri of $2,133
     and $3,514, respectively)           39,967          34,400
 Non-recurring charges                    2,062              --
       Total operating expenses         178,468         147,593
 Operating (loss) income                 (2,154)         10,375

 Investment income:
      Interest and dividends              3,329           3,451
      Realized gains, net                10,181           1,068
       Total investment income, net      13,510           4,519

 Other:
      Interest expense                   (1,266)         (1,329)
      Other income (expense), net            13             (64)
           Total other, net              (1,253)         (1,393)

 Income before provision for
     income taxes                        10,103          13,501
 Provision for income taxes               3,909           5,276
 Net income                          $    6,194       $   8,225


 Weighted average common shares
 outstanding                         18,676,000      18,681,000

 Earnings per share                  $      .33    $        .44



     See accompanying Notes to Consolidated Financial Statements.


                    RIGHTCHOICE MANAGED CARE, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (in thousands)

                                              For the three
                                              months ended,
                                                March 31,

                                         1997           1996
Cash flows from operating
activities:
   Net income                         $  6,194        $  8,225
   Adjustments to reconcile net
     income to net cash (used in)
     provided by operating activities:
     (Credit) provision for deferred
     income tax benefits                  (747)          2,183
     Depreciation and amortization       5,018           3,326
     Undistributed (earnings) losses
        of affiliates                     (110)             14
     Gain on sale of investments       (10,181)         (1,068)
     Amortization of premiums and
        accretion of discounts, net         35             120
   (Increase) decrease in certain assets:
     Receivables from members           (2,520)          7,061
     Receivables from related parties    1,320           6,227
     Other assets                       (6,623)         (8,629)
   Increase (decrease) in certain liabilities:
     Medical claims payable              6,110             876
     Unearned premiums                  (2,608)           (897)
     Accounts payable and accrued
       expenses                         (2,459)           (699)
     Payables to related parties        (3,581)         (2,610)
     Obligations for employee benefits     331             969
     Income taxes payable                7,534             628
Net cash (used in) provided by
operating activities                    (2,287)         15,726
Cash flows from investing activities:
   Proceeds from matured investments:
     Fixed maturities                                    3,625
   Proceeds from investments sold:
     Fixed maturities                   33,084         123,493
     Equity securities                  40,734           2,183
   Investments purchased:
     Fixed maturities                  (61,593)       (122,700)
     Equity securities                    (230)         (4,001)
     Other                                (271)           (256)
   Investment in Healthcare Interchange                 (3,055)
   Property and equipment purchased     (3,556)         (6,472)
Net cash provided by (used in)
investing activities                     8,168          (7,183)
Cash flows from financing activities:
       Purchase of Class A Treasury
         stock                            (78)             (10)
       Repayment of borrowings under
       revolving credit facility      (15,000)
       Payments of capital lease
         obligations                   (1,268)          (1,280)
Net cash used in financing
activities                            (16,346)          (1,290)
Net (decrease) increase in cash and
cash equivalents                      (10,465)           7,253
Cash and cash equivalents at
beginning of period                    33,418           21,132
Cash and cash equivalents at end of
period                               $ 22,953       $   28,385
Supplemental Disclosure of Cash Information:
   Interest paid                     $  1,638       $    1,341
   Income taxes paid (refund
     received)                         (2,879)           2,465
Supplemental Schedule of Noncash
Investing and Financing Activities:
   Equipment acquired through
     capital leases                  $    809


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

Subscriber class action litigation

On March 15, 1996, a suit was filed in the Circuit Court of the City of St. Louis, Missouri, by Anthony J. Sarkis, Sr. and
James Hacking individually and on behalf of a purported class of (i) subscribers in individual or group health plans insured or administered by Blue Cross and Blue Shield of Missouri (BCBSMo) or the company, and (ii) all persons and/or entities who benefited from BCBSMo's tax-exempt status. The complaint names the company, BCBSMo, HealthLink, and certain officers of the company as defendants.

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

The company and the other defendants removed the case to the United States District Court for the Eastern District of Missouri on May 26, 1996, and filed an answer on May 31, 1996. On August 8, 1996, the district court granted plaintiff's motion to remand. The case remains pending in the Circuit Court for the City of St. Louis, Missouri, and discovery is under way. BCBSMo and the company believe the claims are without merit and intend to vigorously defend the action.

Litigation with DOI and Attorney General

In August 1994, BCBSMo transferred certain assets to the company in connection with an offering to the public of 20% of the common stock of the company (such events are referred to collectively as the Reorganization and Public Offering). Although the Director of the Missouri Department of Insurance
(DOI) formally approved the Reorganization and Public Offering on April 14, 1994, the Director and DOI subsequently claimed that the Reorganization and Public Offering violated state laws and that BCBSMo was obligated to transfer all of its assets, including all of its RightCHOICE stock, to the State of Missouri or a charity designated by the State of Missouri. The Director and DOI threatened to bring legal action, seek a receivership or terminate BCBSMo's insurance license unless BCBSMo gave up its assets.

BCBSMo's extensive efforts to settle this dispute were unsuccessful. On May 13, 1996, BCBSMo filed a declaratory judgment action in the Circuit Court of Cole County, Missouri (the Court) against the Director, DOI and the Missouri Attorney General (the Attorney General was a necessary party due to his sole authority to enforce nonprofit corporation laws).

The Director and DOI filed an answer and counterclaims on June 13, 1996. The answer sets forth several affirmative defenses, including alleged fraud and negligent misrepresentation with respect to the application filed by BCBSMo seeking approval of the Reorganization and Public Offering. The counterclaims allege violations of certain health service corporation and nonprofit corporation statutes. The Director and DOI's counterclaims sought among other things: (i) permanent injunctions against BCBSMo; (ii) imposition of a trust on BCBSMo's assets for public benefit purposes; (iii) return of profits from Medigap policies reinsured with a subsidiary; and
(iv) an accounting of all assets transferred by BCBSMo.

The Attorney General filed an answer and counterclaim on June 20, 1996 alleging that the Reorganization and Public Offering, and the continued operations through the company and its subsidiaries, exceed BCBSMo's statutory purposes. The Attorney General requested a declaration that BCBSMo has exceeded its lawful authority and seeks such relief as the Court determines to be appropriate under the circumstances based on a statute which authorizes judicial dissolution or less drastic alternative relief in the Court's discretion.

On September 9, 1996 (the September 9 Order), the Court granted BCBSMo's motion for summary judgment against the Director and DOI, rejected all of the Director and DOI's affirmative defenses (including allegations of fraud), issued a permanent injunction against the Director and DOI and declared that: (i) under Missouri law the Director and DOI have no authority to demand that BCBSMo make a payment as a result of the Reorganization and Public Offering; (ii) under Missouri law the Director and DOI have no jurisdiction to take any action, the practical effect of which is to amend, modify or reverse the Director's April 14, 1994 final administrative approval of the Reorganization and Public Offering; (iii) under Missouri law the Director and DOI have no jurisdiction to take any administrative action, including but not limited to, revoking, suspending or refusing to renew BCBSMo's Certificate of Authority based in any way on the Reorganization and Public Offering and the consequences thereof or BCBSMo's refusal to make a payment as the Director and DOI have demanded; and (iv) (A) BCBSMo is a mutual benefit type of nonprofit corporation rather than a public benefit type of nonprofit corporation; (B) the Reorganization and Public Offering were authorized under all laws applicable to nonprofit health services corporations; and (C) BCBSMo does not owe the State or any person or entity a "toll charge," "charitable asset settlement" or any other payment as a result of the August 1994 Reorganization and Public Offering. On December 30, 1996, the Court issued orders modifying the findings and declarations set forth in (iv) above, on the grounds that it was legally unnecessary to resolve such issues since the Court had already ruled against the Director and DOI for other reasons.

The September 9 Order permanently enjoined the Director and DOI from, among other things, (i) revoking, suspending or refusing to renew BCBSMo's insurance license based in any part upon the Reorganization or Public Offering; (ii) commencing a valuation of BCBSMo's assets and demanding a payment as a result of the Reorganization and Public Offering; (iii) commencing any administrative hearing or making any administrative determination based in any part upon the Reorganization and Public Offering; (iv) instituting any seizure, receivership, conservatorship or similar action or proceeding against BCBSMo based in any part upon the Reorganization and Public Offering; and (v) taking any other action however denominated, against BCBSMo based in any part upon the Reorganization and Public Offering. This injunctive relief remains in place, but the Court's December 30 orders clarify that the injunction does not prohibit the Director and DOI from asserting that the post-Reorganization operations of BCBSMo may violate the health services corporation laws (even though such operations may have been affected by the Reorganization).

On August 28, 1996, the Director and DOI filed an amended answer asserting a new counterclaim that the Reorganization and Public Offering were not reasonably designed to serve any of BCBSMo's purposes as a health services corporation and seeking a declaration that BCBSMo has exceeded or abused its authority conferred upon it by law. Under this counterclaim, the Director and DOI seek an order to rehabilitate BCBSMo or, in the alternative, injunctive relief.

On October 18, 1996, the Attorney General filed a motion for leave to file an amended counterclaim against BCBSMo seeking a declaration that BCBSMo is a public benefit corporation, not a mutual benefit corporation, and requesting an order that BCBSMo amend its Articles of Incorporation accordingly. The Court granted the Attorney General's motion for leave to file the amended counterclaim, which remains pending.

On December 30, 1996, the court issued three orders (the December 30 Orders): (i) denying BCBSMo's motion for summary judgment against the Attorney General; (ii) granting the Attorney General's motion for partial summary judgment against BCBSMo; (iii) denying BCBSMo's supplemental motion for summary judgment against the Director and DOI on their amended counterclaim; (iv) granting the Director and DOI's motion for summary judgment against BCBSMo on their amended counterclaim; and (v) modifying, in part, the Court's previous September 9 Order as described above. The December 30 Orders declared that (i) BCBSMo has continued to exceed or abuse its statutorily permissible purposes and the authority conferred on it by law; and (ii) BCBSMo is subject to judicial dissolution proceedings, but that prior to ordering dissolution, the Court is required to consider whether there are alternatives to dissolution and whether dissolution is in the public interest or is the best way of protecting the interests of its members.

The Court also (i) certified the December 30 Orders and the September 9 Order, as modified, for immediate appeal; (ii) held in abeyance further proceedings on the Attorney General's counterclaim pending appeal; and (iii) stayed the legal effect of the order granting the Director and DOI summary judgment pending the filing of an appeal bond (which BCBSMo promptly filed). On January 9, 1997, BCBSMo filed a notice of appeal of the December 30 Orders. On January 21, 1997, the Director and DOI filed a notice of appeal of the September 9 Order, as modified. Both appeals are pending; briefing will continue through the summer and an appellate hearing is not likely to be scheduled before August.

Notwithstanding the December 30 Orders, the company still believes that the counterclaims of the Director, DOI and the Attorney General are without merit and that BCBSMo's legal position is strong. If, however, BCBSMo does not prevail on appeal in overturning the summary judgment in favor of the Attorney General, it may be subject to dissolution proceedings if the Court determines that no reasonable alternatives to dissolution exist. Likewise, BCBSMo could be unsuccessful on the appeal of the relief already granted against the Director and DOI or in its defense of the Attorney General's amended counterclaim. Any of the foregoing could have a material adverse effect on the company and the market for the company's stock. See "Contingencies - Status of Blue Cross and Blue Shield trademark licenses."

Status of Blue Cross and Blue Shield trademark licenses

BCBSMo has an exclusive trademark license (the Primary License), and the company, HALIC and BlueCHOICE have exclusive controlled affiliate licenses (the Affiliate Licenses), with the national Blue Cross and Blue Shield Association (BCBSA) giving them the right to use the "Blue Cross" and "Blue Shield" names, trademarks and service marks in connection with health insurance products marketed and sold in BCBSMo's licensed operating area (consisting of 85 counties in eastern and central Missouri). The trademark licenses require BCBSMo, the company and its controlled affiliates to pay license fees to BCBSA for the use of the trademarks. The company believes that the exclusive right to use the "Blue Cross" and "Blue Shield" trademarks provides it and its controlled affiliates with a significant marketing advantage in BCBSMo's licensed operating area, the loss of which would have a material adverse effect on the company and the market for the company's stock.

The Affiliate Licenses are derivative of the Primary License and automatically terminate if the Primary License is terminated. According to their terms, the trademark licenses also automatically terminate if, among other things: (i) BCBSMo controls less than 51% of the total voting power of the company; (ii) BCBSMo, the company or its controlled affiliates do not maintain certain quality control standards; (iii) DOI assumes control of BCBSMo, the company or its controlled affiliates; or (iv) an action is instituted against BCBSMo, the company or its controlled affiliates seeking dissolution or liquidation or seeking the appointment of a trustee, receiver or custodian, which is not dismissed within 60 days of being instituted. According to their terms, if the trademark licenses are terminated, BCBSMo, the company and its controlled affiliates are jointly liable to BCBSA for payment of a termination fee in an amount equal to $25 times the number of licensed enrollees of the terminated entity and its controlled affiliates, and must give written notice of such termination to their enrollees.

Although the 60-day period contemplated by (iv) in the immediately preceding paragraph would have expired on August 20, 1996, ongoing discussion with BCBSA did not give any indication that BCBSMo's pending litigation against the Attorney General, the Director and DOI described above (the Litigation) would have any impact on the retention of the licenses. On or about January 9, 1997, however, BCBSA notified BCBSMo that the Primary License and the Affiliate Licenses had automatically terminated because a counterclaim in the Litigation seeking dissolution of BCBSMo had been pending for 60 days. BCBSMo believes that the Litigation did not trigger the automatic termination provisions of the licenses and that such licenses remain in full force and effect, and has strongly stated this position to BCBSA. BCBSMo based its legal position upon, among other things: (i) the fact that the Attorney General's claim against BCBSMo seeks alternatives to dissolution, not the dissolution of BCBSMo; (ii) the fact that the trial court stayed the legal effect of the rulings adverse to BCBSMo in the Litigation pending their appeal and that there is no threat of the type contemplated by the licenses until the appeal is decided; (iii) Missouri franchise laws that mandate 90 days prior written notice of termination of the trademark licenses; and (iv) based upon the prior statements, actions and inaction of BCBSA, equitable principles of waiver, estoppel and laches prevent termination of the licenses. BCBSA decided to resolve the issue without litigation and to give BCBSMo, the company and its controlled affiliates the uninterrupted right to use the "Blue Cross" and "Blue Shield" names, trademarks and service marks by granting them new interim and temporary licenses, (thereby placing them in substantially the same position as if no termination had taken place). BCBSMo, the company and its controlled affiliates agreed to accept the benefits and rights under such new licenses, while reserving and in no manner waiving their rights under the Primary License and the Affiliate Licenses.

The interim licenses gave BCBSMo, the company and its previously licensed controlled affiliates the right to continue to use the trademarks from the effective date of the purported automatic termination of the Primary License and the Affiliate Licenses until the date the temporary licenses were approved by the board of BCBSA. On January 20, 1997, the board of BCBSA granted new temporary licenses to BCBSMo, the company and its previously licensed controlled affiliates to continue to use the "Blue Cross" and "Blue Shield" names, trademarks and service marks. The temporary licenses will automatically terminate upon the expiration or termination of the stay of the Litigation entered on December 30, 1996. Pursuant to the temporary licenses, BCBSMo agreed not to bring any action against BCBSA arising out of the purported automatic termination or the granting of the interim and temporary licenses for so long as BCBSMo remains a licensee, whether temporary or permanent, of BCBSA. BCBSA also agreed that the provisions of the Primary License and the Affiliate Licenses requiring payment of the $25 per enrollee termination fee and notice of termination to each enrollee shall not apply so long as BCBSMo remains a licensee, whether temporary or permanent, of BCBSA.

BCBSA agreed to grant to BCBSMo, the company and its previously licensed controlled affiliates full trademark licenses if and when (i) the Litigation is resolved in a manner that is in the best interests of BCBSA, the trademarks and the other Blue plans, and (ii) BCBSMo, the company and its previously licensed controlled affiliates are then in compliance with the terms of such full licenses and with BCBSA rules and regulations.

As a result of the issuance of the temporary licenses, BCBSMo, the company, HALIC and BlueCHOICE currently have the right to continue to use the "Blue Cross" and "Blue Shield" names, trademarks and service marks pending the appeal of the Litigation. However, if BCBSMo is not successful in its appeal of the December 30 Orders issued in the Litigation, the company may lose the right to use such names, trademarks and service marks, which would have a material adverse effect on the company and the market for the company's stock. See "Contingencies - Litigation with DOI and Attorney General."

Other contingencies

The company and BCBSMo received a market conduct report from the DOI in April 1996. The company has formally responded to the report. Certain of the criticisms made by the examiners involve compliance issues, which the company is currently addressing. The company believes, and has so alleged in the action described under "Litigation with DOI and Attorney General," that the market conduct study was not conducted for legitimate purposes of regulatory oversight but rather as a pretext to either revoke or refuse to renew BCBSMo's license to operate as a health services corporation and thus to improperly pressure and coerce BCBSMo into making the payment in the nature and amount described above under "Litigation with DOI and Attorney General." The company is in the process of discussing outstanding issues on the market conduct report. Although the company believes that any forfeitures legitimately required to be paid should not be material, the company cannot anticipate the potential actions of the DOI or their reasonableness.

In addition to the matters described above, the company is a party to litigation in the normal course of business, including professional liability.

3.  Transfer of Service Functions

Beginning January 1997, the company began moving its St. Louis-based claims, customer service, billing and provider services functions to its Springfield, Missouri facility and a new facility in Cape Girardeau, Missouri. Approximately 200 jobs will be relocated to Cape Girardeau with an additional 100 moving to Springfield. The transfer program will be conducted in stages beginning January 1997 and ending mid-1997. The move is expected to result in annual salary and benefit cost savings of approximately $3.0 million, with approximately $1.4 million expected in 1997. In 1996, beginning in the second quarter, the company incurred charges to earnings of $4.5 million. The company expects to incur $3.0 million to $3.5 million in 1997 for costs associated with the relocation. The first quarter 1997 charge of $2.1 million for this relocation is reflected in the non-recurring charges caption on the 1997 Consolidated Statement of Income.


ITEM 2.  Management's Discussion and Analysis
      of Financial Condition and Results of Operations

Results of Operations


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH
THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS."


The following table sets forth premium revenue by product group for the three month periods ended March 31, 1997 and 1996 (unaudited):


                                          Three Months Ended
                                               March 31,
Product Group                        1997                 1996
                                           (in thousands)
PPO:
  Alliance PPO                   $  51,958          $    60,882
  AllianceChoice POS                27,463               14,518
HMO (includes other POS)            43,331               32,373
Medicare supplement                 24,660               24,997
Managed indemnity                    3,600                4,092
Other specialty services             9,145                6,685
Total premium revenue              160,157              143,547
ASO/Self-funded and other income    16,157               14,421
Total revenues                    $176,314             $157,968

The following table sets forth selected operating ratios. The medical loss ratio is shown as a percentage of health care services expense over premium revenue. All other ratios are shown as a percentage of premium revenue and fees and other income combined:


                                        Three Months Ended
                                              March 31,
                                     1997                  1996
Operating revenues:
  Premium revenue                    90.8%                 90.9%
  Fees and other income               9.2%                  9.1%
                                    100.0%                100.0%
Operating expenses:
  Medical loss ratio                 80.6%                 74.5%
  Commission expense                  4.1%                  4.0%
  General and administrative expense 22.7%                 21.8%

Membership

The following table sets forth membership data and the percent change in membership:


                                          March 31,

Product Group                        1997           1996         %
Underwritten:
 PPO:
  Alliance PPO                      175,538       216,745     (19.0)%
  AllianceChoice POS                115,347        63,839      80.7
 HMO:
  Commercial (includes other POS)   116,845        89,316      30.8
  BlueCHOICE Senior                   5,710         4,617      23.7
  BlueCHOICE Medicaid (MC+)           5,031         4,195      19.9
 Medicare supplement                 66,500        72,249      (8.0)
 Managed indemnity                   10,216        12,674     (19.4)
                                    495,187       463,635       6.8
Self-funded:
 PPO                                 92,427       113,511     (18.6)
 HMO                                 15,229        16,264      (6.4)
 ASO (includes HealthLink):
  Workers' Compensation             317,271       220,517      43.9
  Other ASO*                        943,555       855,366      10.3

Total Membership                  1,863,669     1,669,293      11.6%

   * does not include 615,407 and 474,490 as of March 31, 1997 and March 31, 1996, respectively, relating to additional third-party administrator members that are part of The EPOCH Group, L.C., a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995.

Comparison of Results for First Quarter 1997 to First Quarter 1996

Revenues

Premium revenue increased 11.6% in the first quarter of 1997 in comparison to the first quarter of 1996. As described below, components of premium revenue were affected by product mix shifts as the company continued its positioning of its managed care portfolio; and as a result, such changes may not be indicative of future periods.

PPO revenues increased $4.0 million - - $2.0 million due to a 4.3% increase in member months and $2.0 million resulting from a marginal increase in premium rates. Net rates increased due in part to the company's targeted general rate increases averaging 6 percent to 8 percent during January enrollment. Net rate increases are significantly below the targeted levels due in part to changes in deductibles, the timing of group renewals throughout the year, and product mix changes such as the continued shift in membership to AllianceChoice, a lower cost, non-gatekeeper point-of-service (POS) product. Alliance PPO membership decreased by 41,207 members from March 31, 1996 to March 31, 1997 while AllianceChoice POS membership increased by 51,508 over the same time period. The company also began offering its PPO product in Illinois at the end of the first quarter of 1997. The company anticipates future enrollment gains in the central and southern regions of Illinois throughout 1997.

HMO premium revenue increased $11.0 million or 33.8% - - $11.8 million due to a 38.6% increase in member months partially offset by a $0.8 million decrease due to a marginal net reduction in premium rates. Net premium rates have declined, despite the company's targeted renewal rate increases of 5 percent to 7 percent during January enrollment, due to HMO competition in the company's HMO service areas, the status of one large group with which the company is currently involved in rate discussions, shifts in chosen benefit levels, changes in the geographic mix of the HMO business, and product mix shifts due to various new products. Membership increases are due to the continued introduction and positive momentum of new products--BlueCHOICE Individual (introduced in November 1994), BlueCHOICE Senior (introduced in April 1995), HealthNet Blue POS (introduced in March 1995), and BlueCHOICE Medicaid (introduced in March 1996). These four products collectively account for approximately 38,100 underwritten members at March 31, 1997, which is an increase of 10,000 over March 31, 1996 and an increase of 3,200 over December 31, 1996. In addition, the company's additional efforts to expand geographically within the State of Missouri has enhanced membership growth. Through an arrangement with Freeman Hospitals and Health System, beginning in July 1995, the BlueCHOICE HMO and POS products are offered in the six-county area surrounding Joplin, Missouri. As of March 31, 1997, there were approximately 12,300 members enrolled in products sold through this arrangement with Freeman, representing an increase of 4,700 members over December 31, 1996. In addition, the BlueCHOICE and BlueCHOICE POS programs became available beginning in October 1996 in the southwest Missouri area surrounding Springfield through an arrangement with Primrose Health Care Services, a physician hospital organization jointly owned by physicians and Cox Hospitals, one of the leading tertiary care centers in the area. There were 5,000 members enrolled in these programs at March 31, 1997, an increase of 3,300 over December 31, 1996. The company expects future enrollment growth in these relatively new products as well as in these geographic regions of Missouri.

Premium revenue from Medicare supplement decreased by $0.3 million in the first quarter of 1997. Member months decreased by 8.4% partially offset by a 7.7% net increase in premium rates. Membership declines are partially attributable to members shifting to BlueCHOICE Senior, a Medicare-risk program, which provides medical benefits at least as comprehensive as Medicare benefits for persons eligible to receive Medicare at no additional cost to the member. The company markets its BlueCHOICE Senior product as part of its strategy to direct existing customers to more intensely managed health care products.

Managed indemnity premium revenue decreased by $0.5 million due to a 19.2% decline in member months in keeping with the company's strategy to move towards more highly managed care products.

Revenue from other specialty services increased $2.5 million due primarily to a 24.7% increase in member months. The company's drug product, AllianceRx, continued to gain momentum with revenues increasing $2.0 million in the first quarter or 1997 compared to the first quarter of 1996. This product was introduced in November 1994 and is sold to members on a separate product basis; prior to this, the drug benefit was typically included as part of the basic PPO medical program. Member months in the company's drug product increased by 24.3% in the first quarter of 1997 as compared to the first quarter of 1996.

Fees and other income from administrative services only/self-
funded and network services increased by $1.7 million.   This
increase is primarily due to increased 1997 revenues from HealthLink, Inc. (HealthLink), the company's network rental and managed care service subsidiary, of $2.2 million. HealthLink's 1997 revenues include $1.5 million of revenues from HealthLink HMO, Inc. (HealthLink HMO), which was only 50% owned by HealthLink (and not consolidated with the company's operations) prior to its May 31, 1996 acquisition from a subsidiary of Blue Cross and Blue Shield of Kansas City.

Operating Expenses

The overall medical loss ratio decreased from 84.8% in the fourth quarter of 1996 to 80.6% in the first quarter of 1997, primarily due to seasonality. The overall medical loss ratio increased by 6.1% to 80.6% in the first quarter of 1997 in comparison to 74.5% in the first quarter of 1996 primarily as a result of 1) the company's lower margin BlueCHOICE Senior and Medicaid products, 2) aggressive pricing in 1996 in order to retain and increase membership, 3) higher drug and outpatient utilization, and 4) growth in regions outside of the metropolitan St. Louis area that have less cost efficient networks. In response to this unfavorable environment, the company announced a number of strategies aimed at controlling the increase in medical cost trends, including: formulary revisions and a change in the company's pharmacy benefit manager, which was effective in March 1997; recontracting of both inpatient and ancillary services; and advanced medical practice profiling and utilization review tools. The company believes that the aforementioned initiatives as well as initiatives previously identified throughout 1996 will help to improve its medical loss ratio; however, there can be no assurance that these initiatives will be effective in controlling future medical costs.

Commission expense increased by $1.0 million or 15.5% in the first quarter of 1997 as compared to the first quarter of 1996 primarily related to increased membership growth and more aggressive commission schedules to enhance member growth and persistency. The commission expense ratio remained relatively flat at 4.1% for the first quarter of 1997 compared to 4.0% for the first quarter of 1996.

General and administrative expenses increased by $5.6 million, or 16.2% in the first quarter of 1997 as compared to the first quarter of 1996. Approximately $1.3 million of this increase relates to the aforementioned inclusion of HealthLink HMO in the consolidated results of the company in the first quarter of 1997. This increase is also related to an additional $1.1 million of expenses for the company's information and operating strategies (IOS) and strategic data initiative (SDI) projects comprising amortization expense for completed IOS and SDI projects. Excluding HealthLink HMO and the IOS and SDI amortization, the company's general and administrative ratio for the first quarter of 1997 was 21.5% as compared to 21.8% for the first quarter of 1996. In addition, management has recently announced its plans to improve the company's overhead cost structure by streamlining operations, focusing on the core business, reviewing investment priorities, and reducing legal, consulting, and non-essential vendor expenses.

Non-recurring charges in the first quarter of 1997 include $2.1 million related to costs associated with the relocation of the company's St. Louis-based claims, customer service, billing, and provider services functions to its Springfield, Missouri facility and a new facility in Cape Girardeau, Missouri. See "Recent Developments - Transfer of Service Functions" for more information related to this relocation.

Operating Income

Operating income, excluding non-recurring charges, decreased $10.5 million in the first quarter of 1997 in comparison to the first quarter of 1996. This decrease is primarily attributable to softer pricing in a competitive environment and higher outpatient and pharmacy utilization trends.

Net Investment Income

The first quarter 1997 net investment income of $13.5 million represents a $9.0 million increase over the first quarter of 1996, inclusive of a $9.1 million increase in net realized gains. These first quarter 1997 net realized gains resulted primarily from the liquidation of equity securities due to the company's intent to increase its holdings of fixed income securities and the company's decision to repay $15.0 million of its debt.

Provision for Income Taxes

The company's effective income tax rate was 38.7% and 39.1% for the first quarter of 1997 and 1996, respectively.

Net Income

Excluding non-recurring charges, the company's net income for the first quarter of 1997 was $7.5 million, or $0.40 per share, compared to net income of $8.2 million, or $0.44 per share for the first quarter of 1996. Inclusive of the non-recurring charges, the company's net income for the first quarter of 1997 was $6.2 million, or $0.33 per share.

Liquidity and Capital Resources

The company's working capital as of March 31, 1997 was $91.2 million, a decrease of $17.7 million from December 31, 1996. The decrease is primarily attributable to a $15.0 million repayment of a portion of the $62.0 million of funds that were borrowed in August 1995 from the company's reducing revolving credit facility in conjunction with the company's acquisition of HealthLink. In addition, the company capitalized $3.6 million of costs for property and equipment, $3.3 million of which relates to capitalized IOS development costs.

Cash used in operations totaled $2.3 million for the three months ended March 31, 1997. Net income was $6.2 million while depreciation and amortization was $5.0 million. Realized gains from the sale of investments were $10.2 million. The company's net related party receivable at March 31, 1997 increased by $2.3 million primarily due to intercompany tax settlements pursuant to a tax sharing agreement between the company and BCBSMo. In addition, other assets increased $6.6 million partially due to prepaid payments for software maintenance agreements. Medical claims payable increased by $6.1 million due to higher utilization and medical cost trends as well as membership growth.

Recent Developments

Information Strategies

In 1995, the company implemented a comprehensive information and operations strategy (IOS) to assist in implementing the company's managed care strategy of delivering the lowest cost medical care consistent with quality outcomes. The company believes that controlling medical costs in the future will be highly dependent on readily accessing both member and provider medical information at a detail level which provides real-time analytical support. The company receives capital expenditure authorizations from the Board of Directors to expend funds for the project subject to periodic review by an ad-hoc committee of the Board. In the first three months of 1997, the company incurred capitalized expenditures of $3.3 million on this project. Cumulatively, since 1995, the company has incurred capitalized expenditures of $25.1 million. While management believes that the IOS project will be initially dilutive to earnings per share, it is believed that opportunities exist for significant medical and administrative savings which will begin to provide a payback possibly during 1997. There can be no assurance that the ultimate impact of this IOS project will contribute to earnings per share or reduce medical costs.

Transfer of Service Functions

Beginning January 1997, the company began moving its St. Louis-based claims, customer service, billing and provider services functions to its Springfield, Missouri facility and a new facility in Cape Girardeau, Missouri. Approximately 200 jobs will be relocated to Cape Girardeau with an additional 100 moving to Springfield. The transfer program will be conducted in stages beginning January 1997 and ending mid-1997. The move is expected to result in annual salary and benefit cost savings of approximately $3.0 million, with approximately $1.4 million expected in 1997. In 1996, beginning in the second quarter, the company incurred charges to earnings of $4.5 million. The company expects to incur $3.0 million to $3.5 million in 1997 for costs associated with the relocation. The first quarter 1997 charge of $2.1 million for this relocation is reflected in the non-recurring charges caption on the 1997 Consolidated Statement of Income.

Operating Outlook

The following statements are based on first quarter 1997 activity and short-term expectations. The statements are forward-looking and actual results may differ materially.

Historically, the first quarter is followed by mid-year periods where the company tends to experience less enrollment opportunity along with higher medical claims activity. In the fourth quarter, management anticipates that the company will achieve marginal operating profitability as the effects of medical management strategies, overhead cost controls, and re-pricing opportunities begin to be more apparent.

The company is targeting top-line premium revenue growth approaching 10 percent in 1997 over 1996. Targeted premium revenue levels, in combination with medical cost and utilization management strategies, are expected to maintain the medical loss ratio in the low 80 percent range throughout 1997.

Among the positive factors influencing growth is the September 1997 expiration of small group rate restrictions imposed in August 1995 by the Missouri Department of Insurance as a condition of its approval of the HealthLink acquisition. Approximately 60 percent of the company's revenues are derived from groups with fewer than 100 employees. This is offset somewhat by a slower-than-anticipated rollout of underwritten products in new markets and the status of a large HMO member group. The company is currently in discussions with this group to achieve a mutually acceptable rate and risk structure. The outcome of those discussions could reduce or improve the profitability of the HMO, and could materially change the company's current expectations of achieving marginal operating profitability in the fourth quarter of 1997.

Investments in the company's operating infrastructure which maintain compliance, competitiveness and quality will continue during 1997. Relocation expenses are expected to total $3.0 million to $3.5 million for 1997. The company expects $11.0 million to $12.0 million of expense in 1997 related to corporate initiative projects. Of this, approximately $6.0 million to $6.5 million will be investments in ongoing projects and approximately $5.0 million will be amortization expense on projects already implemented.

At the same time, strategies for reducing core overhead expense are aimed at lowering the G&A ratio incrementally during each quarter through the end of 1997. Net staff reductions through reorganization, restricted hiring and attrition in corporate areas, and the elimination of many discretionary programs are among the tactics that will be implemented to reduce overhead, without impacting member and provider services.

Contingencies

See the description under the same caption in Note 2 of the Notes to Consolidated Financial Statements, which description is incorporated herein by reference.

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

Litigation with DOI and Attorney General

BCBSMo has filed an action against the Missouri Department of Insurance (DOI), the Director of the DOI, and the Attorney General seeking a declaratory judgment and other relief with respect to the Reorganization and Public Offering, as described under the same caption in Note 2 "Contingencies" which is incorporated herein by reference. While BCBSMo has prevailed on most issues, the Court has ruled that BCBSMo has continued to exceed or abuse its statutorily permissible purposes and is subject to judicial dissolution proceedings or alternative remedies that are in the public interest and consistent with the protection of its members. This issue and the prior rulings favorable to BCBSMo are on appeal and additional claims are pending at the trial court.

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

Status of Blue Cross and Blue Shield Trademark Licenses

The company and certain of its subsidiaries have temporary licenses to use the "Blue Cross" and "Blue Shield" names, trademarks and service marks as described under the same caption in Note 2 "Contingencies" which is incorporated herein by reference. The company believes that the right to use the Blue Cross and Blue Shield names and marks provide it with a significant marketing advantage in its licensed service area. As explained in Note 2, if BCBSMo's litigation against the DOI and the Attorney General is not resolved in a manner that is in the best interests of the BCBSA, the marks and the other Blue plans, then the company's temporary license to use such names and marks may be terminated (and a permanent license may not be issued). The loss of such licenses would have a material adverse effect on the company and the market for the company's stock. See "Factors that May Affect Future Results of Operations, Financial Condition or Business - Litigation with DOI and Attorney General."

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

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

     Note 2 to the Consolidated Financial Statements in Part I,
     Item 1 contains a description of various pending and threatened claims, including a description of the subscriber class action lawsuit filed on March 15, 1996 and litigation with the Missouri Department of Insurance
     (DOI), the Director of the DOI, and the Missouri
     Attorney General, which descriptions are incorporated by reference herein. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results of Operations, Financial Condition or Business."

ITEM 2.     Changes in Securities

     a)      Not applicable

     b)      Not applicable

ITEM 3.     Defaults Upon Senior Securities

     a)      Not applicable

     b)      Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders

     None.

ITEM 5.     Other Information

     None.

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

b)        Reports on Form 8-K:

None filed during the three months ended March 31, 1997.


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               RIGHTCHOICE MANAGED CARE, INC.
                               Registrant


Date: May   14,  1997          By:   [s]   JANICE FORSYTH
                               Janice C. Forsyth
                               Senior Vice President,
                               Secretary and General Counsel


Date: May  14, 1997            By:  [s]  SANDRA  VAN TREASE
                               Sandra Van Trease
                               Senior Vice President and
                               Chief Financial Officer