Form 10-Q
period 1997-06-30
RIGHTCHOICE MANAGED CARE INC
filed 1997-08-14
CIK 921766

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Title of each class    Outstanding at June 30, 1997

     Class A Common Stock, $0.01 par value    3,709,000 shares
     Class B Common Stock, $0.01 par value   14,962,500 shares

                   RIGHTCHOICE MANAGED CARE, INC.
                    Second Quarter 1997 Form 10-Q
                          Table of Contents



PART  I.      FINANCIAL INFORMATION                           PAGE

  ITEM 1.  Financial Statements

     Consolidated Balance Sheets as of June 30, 1997
     and December 31, 1996                                       3

     Consolidated Statements of Income for the Three and Six
     Months Ended June 30, 1997 and 1996                         4

     Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 1997 and 1996                                5

     Notes to Consolidated Financial Statements                  6

 ITEM 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations                            13


PART II.      OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                    26

  ITEM 2.  Changes in Securities                                26

  ITEM 3.  Defaults Upon Senior Securities                      26

  ITEM 4.  Submission of Matters to a Vote of Security Holders  26

  ITEM 5.  Other Information                                    26

  ITEM 6.  Exhibits and Reports on Form 8-K                     27

SIGNATURES                                                      28

PART I.FINANCIAL INFORMATION
ITEM 1.Financial Statements

                   RIGHTCHOICE MANAGED CARE, INC.
                     CONSOLIDATED BALANCE SHEETS
          (in thousands, except shares and per share data)


                                     June 30,       December 31,
               ASSETS                  1997             1996
                                     (unaudited)
Current assets:
  Cash and cash equivalents           $  17,427      $  33,418
  Investments available for sale        244,803        262,216
  Receivables from members               61,741         54,767
  Receivables from related parties       14,199         17,073
  Deferred income taxes                   5,687            591
  Other assets                           20,822         13,193
     Total current assets               364,679        381,258
Property and equipment, net              53,279         51,248
Deferred income taxes                     4,267          6,247
Investments in affiliates                 9,221          9,370
Goodwill and intangible assets, net      82,973         84,021
    Total assets                       $514,419       $532,144

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Medical claims payable              $ 115,294      $ 111,833
  Unearned premiums                      50,678         52,699
  Accounts payable and accrued expenses  69,635         68,844
  Payables to related parties            16,616         17,149
  Obligations for employee benefits       3,718          3,864
  Income taxes payable                   17,048         12,801
  Obligations under capital leases        4,728          5,224
     Total current liabilities          277,717        272,414
Long-term debt                           47,000         62,000
Obligations for employee benefits        20,443         21,244
Obligations under capital leases          2,398          3,532
     Total liabilities                  347,558        359,190

Shareholders' Equity:
  Common Stock:
    Class A, $.01 par, 125,000,000
    shares authorized, 3,737,500 shares
    issued, 3,709,000 and 3,714,400
    shares outstanding, respectively         37             37
    Class B, $.01 par, 100,000,000
    shares authorized, 14,962,500 shares
    issued and outstanding                  150            150
  Additional paid-in capital            132,640        132,640
  Retained earnings                      34,570         30,687
  Treasury stock, 28,500 and 23,100
    Class A shares, respectively, at cost  (404)          (326)
  Unrealized net (depreciation)
    appreciation of investments
    available for sale                     (132)         9,766
     Total shareholders' equity         166,861        172,954
     Total liabilities and
       shareholders' equity            $514,419       $532,144

    See accompanying Notes to Consolidated Financial Statements.


                   RIGHTCHOICE MANAGED CARE, INC.
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (in thousands, except shares and per share data)

                                  Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                    1997        1996       1997        1996
 Revenues:
  Premium                         $161,831    $147,810    $321,988    $291,357
  Fees and other income             14,318      13,570      30,475      27,991
       Total revenues              176,149     161,380     352,463     319,348

 Operating expenses:
  Healthcare services              139,301     119,713     268,457     226,600
  Commissions                        7,072       6,513      14,355      12,819
  General and administrative
  (excludes depreciation and amor-
  tization and excludes net inter-
  company charges allocated to Blue
  Cross and Blue Shield of Missouri
  of $2,491, $3,009, $4,624, and
  $6,523, respectively)             34,604      30,969      69,553      62,043
  Depreciation and amortization      5,384       3,717      10,402       7,043
  Non-recurring charges                834       2,743       2,896       2,743
       Total operating expenses    187,195     163,655     365,663     311,248
 Operating (loss) income           (11,046)     (2,275)    (13,200)      8,100

 Investment income:
      Interest and dividends         4,417       3,648       7,746       7,099
      Realized gains, net            5,879       1,919      16,060       2,987
       Total investment income, net 10,296       5,567      23,806      10,086

 Other:
      Interest expense              (1,056)     (1,268)     (2,322)     (2,597)
      Other (expense) income, net     (316)        145        (303)         81
          Total other, net          (1,372)     (1,123)     (2,625)     (2,516)

 (Loss) income before provision
   for income taxes                 (2,122)      2,169       7,981      15,670
 Provision for income taxes            189         885       4,098       6,161
 Net (loss) income                 $(2,311)    $ 1,284     $ 3,883     $ 9,509

 Weighted average common
   shares outstanding           18,672,000  18,680,000  18,674,000  18,681,000

 (Loss) earnings per share        $  (0.12)     $  .07      $  .21     $   .51

     See accompanying Notes to Consolidated Financial Statements.


                    RIGHTCHOICE MANAGED CARE, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (in thousands)

                                     For the six months ended,
                                               June 30,
                                        1997           1996
Cash flows from operating
activities:
   Net income                        $  3,883        $ 9,509
   Adjustments to reconcile net
   income to net cash (used in)
   provided by operating activities:
     Provision for deferred income
     tax benefits                       2,416          3,332
     Depreciation and amortization     10,402          7,043
     Undistributed losses (earnings)
     of affiliates                        149           (115)
     Gain on sale of investments      (16,060)        (2,987)
     Amortization of premiums and
     accretion of discounts, net         (160)           247
     Loss on sale of
     property and equipment                 8             36

   (Increase) decrease in certain assets:
     Receivables from members          (6,974)         6,119
     Receivables from related parties   2,874         10,052
     Other assets                      (9,270)        (9,020)
   Increase (decrease) in certain liabilities:
     Medical claims payable             3,462          4,556
     Unearned premiums                 (2,021)        (1,136)
     Accounts payable and accrued
        expenses                          791         (6,963)
     Payables to related parties         (533)        (6,419)
     Obligations for employee benefits   (948)           563
     Income taxes payable               4,247         (4,050)
Net cash (used in) provided by
operating activities                   (7,734)        10,767
Cash flows from investing activities:
   Proceeds from matured investments:
     Fixed maturities                     215          5,025
   Proceeds from investments sold:
     Fixed maturities                 132,317        163,456
     Equity securities                 40,734         17,690
     Other                             32,469
   Investments purchased:
     Fixed maturities                (186,280)      (161,384)
     Equity securities                   (230)       (19,241)
     Other                             (1,023)          (941)
   Investment in Healthcare InterChange               (3,055)
   Payment for purchase of HealthLink
     HMO, net of cash acquired                          (198)
   Redemption of HealthLink affiliate                    500
   Property and equipment purchased    (8,390)       (10,273)
Net cash provided by (used in)
investing activities                    9,812         (8,421)
Cash flows from financing activities:
   Purchase of Class A Treasury stock     (78)           (60)
   Repayment of borrowings under
     revolving credit facility        (15,000)
   Payments of capital lease
     obligations                       (2,991)        (2,386)
Net cash used in financing
activities                            (18,069)        (2,446)
Net (decrease) increase in cash and
cash equivalents                      (15,991)          (100)
Cash and cash equivalents at
beginning of period                    33,418         21,132
Cash and cash equivalents at end of
period                               $ 17,427       $ 21,032
Supplemental Disclosure of Cash Information:
   Interest paid                     $  2,713          2,655
   Income taxes paid (refund
      received), net                   (2,565)         6,562
Supplemental Schedule of Noncash
Investing and Financing Activities:
   Equipment acquired through
     capital leases                  $  1,361

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

The company and the other defendants removed the case to the United States District Court for the Eastern District of Missouri on May 26, 1996, and filed an answer on May 31, 1996. On August 8, 1996, the district court granted plaintiff's motion to remand. In May 1997, plaintiffs filed an amended petition alleging breach of contract by the company. The company again removed the case to United States District Court for the Eastern District of Missouri. Plaintiffs are taking action to again have the case remanded to state court. BCBSMo and the company believe the claims are without merit and intend to vigorously defend the action.

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

The Court also (i) certified the December 30 Orders and the September 9 Order, as modified, for immediate appeal; (ii) held in abeyance further proceedings on the Attorney General's counterclaim pending appeal; and (iii) stayed the legal effect of the order granting the Director and DOI summary judgment pending the filing of an appeal bond (which BCBSMo promptly filed). On January 9, 1997, BCBSMo filed a notice of appeal of the December 30 Orders. On January 21, 1997, the Director and DOI filed a notice of appeal of the September 9 Order, as modified. Both appeals are pending; briefing will continue through the summer and early fall and an appellate hearing is not likely to be scheduled before October.

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

Status of Blue Cross and Blue Shield trademark licenses

BCBSMo has an exclusive trademark license (the Primary License), and the company, Healthy Alliance Life Insurance Company (HALIC) and BlueCHOICE have exclusive controlled affiliate licenses (the Affiliate Licenses), with the national Blue Cross and Blue Shield Association (BCBSA) giving them the right to use the "Blue Cross" and "Blue Shield" names, trademarks and service marks in connection with health insurance products marketed and sold in BCBSMo's licensed operating area (consisting of 85 counties in eastern and central Missouri). The trademark licenses require BCBSMo, the company and its controlled affiliates to pay license fees to BCBSA for the use of the trademarks. The company believes that the exclusive right to use the "Blue Cross" and "Blue Shield" trademarks provides it and its controlled affiliates with a significant marketing advantage in BCBSMo's licensed operating area, the loss of which would have a material adverse effect on the company and the market for the company's stock.

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

BCBSA agreed to grant to BCBSMo, the company and its previously licensed controlled affiliates full trademark licenses if and when (i) the Litigation is resolved in a manner that is in the best interests of BCBSA, the trademarks and the other Blue plans, and (ii) BCBSMo, the company and its previously licensed controlled affiliates are then in compliance with the terms of such full licenses and with BCBSA rules and regulations. BCBSMo is working closely with BCBSA to amend the terms of the temporary license to give BCBSMo greater flexibility in pursuing its appeal of the litigation with the DOI and Attorney General.

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

Other contingencies

The company and BCBSMo received a market conduct report from the DOI in April 1996. The company has formally responded to the report. Certain of the criticisms made by the examiners involve compliance issues, which the company is currently addressing. The company believes, and has so alleged in the action described under "Litigation with DOI and Attorney General," that the market conduct study was not conducted for legitimate purposes of regulatory oversight but rather as a pretext to either revoke or refuse to renew BCBSMo's license to operate as a health services corporation and thus to improperly pressure and coerce BCBSMo into making the payment in the nature and amount described above under "Litigation with DOI and Attorney General." The company is in the process of discussing outstanding issues on the market conduct report. Specifically, the company is discussing the premiums charged to groups of less than 25 members in 1994, the first year of the Missouri Small Group Reform Law. The DOI believes the company should refund excess premium payments to the groups. In addition, the DOI is investigating the way in which BCBSMo and the company calculated co-payment amounts prior to January 1996. This issue was the subject of a class action suit, titled Kelly versus Blue Cross and Blue Shield of Missouri, and subsequent settlement. BCBSMo settled the case in 1995 and paid the majority of the total settlement amount of five million dollars. The company believes it has resolved this issue through the Kelly settlement; however, it cannot anticipate the actions the DOI may take on this issue. Management believes that it has made adequate provisions to cover the contingency and that the final amount should not have a material impact on the financial position of the company; however, the company cannot anticipate the potential actions of the DOI.

In addition to the matters described above, the company is a party to litigation in the normal course of business, including professional liability.

3.  Transfer of Service Functions

In the first half of 1997, the company moved its St. Louis-based claims, customer service, billing and provider services functions to its Springfield, Missouri facility and a new facility in Cape Girardeau, Missouri. Approximately 200 jobs were relocated to Cape Girardeau with an additional 100 relocated to Springfield. The move is expected to result in annual salary and benefit cost savings of approximately $3.0 million, with approximately $1.4 million expected in 1997. However, the expected 1997 savings will be offset in part by higher than expected staffing levels and additional resources needed to reduce claims backlog resulting in an anticipated delay of $1.3 million of the savings from the relocation. In 1996, beginning in the second quarter, the company incurred charges to earnings of $4.5 million. The company expects to incur a total of $3.0 million to $3.5 million in 1997 for costs associated with finalizing this relocation. A charge of $2.9 million was incurred in the first half of 1997 for this relocation and is reflected in the non-recurring charges caption on the 1997 Consolidated Statement of Income.

4.  Recently Issued Accounting Standards

During March 1997, the Financial Accounting Standards Board
(FASB) released Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which changes the computation and disclosure of earnings per share. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 and earlier application is not permitted. Under the company's current capital structure, the adoption of SFAS No. 128 will not have a material impact on the company's determination of earnings per share.

In addition, the FASB recently released SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and is effective for periods ending after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Management of the company has not determined the effect that these three new standards will have on the company's current financial statement and footnote disclosures.

5.  Provision for Income Taxes

The company's effective income tax rates for the 1997 interim periods presented in the Consolidated Statements of Income were affected by gains from the liquidation of company-owned life insurance policies as well as non-deductible goodwill amortization. The effective rates for the 1996 interim periods presented were also affected by non-deductible goodwill amortization.

6.  Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 1996 to conform with the 1997 presentation.

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


The following table sets forth premium revenue by product
group for the three and six month periods ended June 30, 1997 and 1996 (unaudited):
                                Three Months Ended    Six Months Ended
                                    June 30,               June 30,
Product Group                     1997      1996      1997        1996
                                 (in thousands)        (in thousands)
PPO:
  Alliance PPO                 $  50,106  $ 60,595   $102,064    $121,477
  AllianceChoice POS              30,367    17,013     57,830      31,531
HMO (includes other POS)          43,431    33,638     86,762      66,011
Medicare supplement               24,798    24,755     49,458      49,752
Managed indemnity                  3,667     4,413      7,267       8,505
Other specialty services           9,462     7,396     18,607      14,081
Total premium revenue            161,831   147,810    321,988     291,357
ASO/Self-funded and other income  14,318    13,570     30,475      27,991
Total revenues                  $176,149  $161,380   $352,463    $319,348


The following table sets forth selected operating ratios. The medical loss ratio is shown as a percentage of healthcare services expense over premium revenue. All other ratios are shown as a percentage of premium revenue and fees and other income combined:


                             Three Months Ended     Six Months Ended
                                  June 30,               June 30,
                              1997        1996     1997         1996
Operating revenues:
  Premium revenue            91.9%        91.6%    91.4%        91.2%
  Fees and other income       8.1%         8.4%     8.6%         8.8%
                            100.0%       100.0%   100.0%       100.0%
Operating expenses:
  Medical loss ratio         86.1%        81.0%    83.4%        77.8%
  Commission expense          4.0%         4.0%     4.1%         4.0%
  General and administrative
     expense (includes
     depreciation
     and amortization)       22.7%        21.5%    22.7%        21.6%

Membership

The following table sets forth membership data and the percent change in membership:
                                          June 30,
Product Group                        1997          1996          %
Underwritten:
    PPO:
  Alliance PPO                      167,858       210,332    (20.2)%
  AllianceChoice POS                124,568        74,962     66.2
    HMO:
  Commercial (includes other POS)   118,641        92,510     28.2
  BlueCHOICE Senior                   5,825         5,058     15.2
  BlueCHOICE Medicaid (MC+)           4,831         5,120     (5.6)
    Medicare supplement              64,991        70,649     (8.0)
    Managed indemnity                 8,984        12,373    (27.4)
                                    495,698       471,004      5.2
Self-funded:
    PPO                              89,737       111,680    (19.6)
    HMO                              16,326        16,157      1.0
    ASO (includes HealthLink):
   Workers' Compensation            326,061       248,460     31.2
   Other ASO*                       970,230       885,185      9.6

Total Membership                  1,898,052     1,732,486      9.6%

   * does not include 565,521 and 439,073 as of June 30, 1997 and June 30, 1996, respectively, relating to additional third-party administrator members that are part of The EPOCH Group, L.C., a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995.

Comparison of Results for Second Quarter 1997 to Second Quarter 1996

Revenues

Premium revenue increased 9.5% in the second quarter of 1997 in comparison to the second quarter of 1996. As described below, components of premium revenue were affected by shifts in product mix, rate increases, and other factors; and as a result, such changes may not be indicative of future periods. The company will continue to strive to establish its commercial premium rates based on anticipated health care costs. Depending on the level of future competition, customer acceptance of the company's premium increases, future health care cost trends or other factors, there can be no assurance that the company will be able to price its products consistent with health care cost trends.

PPO revenues increased $2.9 million - - $0.7 million due to a 2.6% increase in member months and $2.2 million resulting from a marginal increase in net premium rates. Net rates increased due in part to the company's targeted general rate increases averaging 7% to 9% during enrollment periods in the first half of 1997. Net rate increases are significantly below the targeted levels due in part to changes in deductibles, the timing of group renewals throughout the year, and product mix changes such as the continued shift in membership to AllianceChoice, a lower cost, non-gatekeeper point-of-service
(POS) product. Alliance PPO membership decreased by 42,474 members from June 30, 1996 to June 30, 1997 while AllianceChoice POS membership increased by 49,606 over the same time period. The company also began offering its PPO product in Illinois at the end of the first quarter of 1997. Included in the Alliance PPO member count are 500 PPO Illinois members at June 30, 1997. The company anticipates future enrollment gains in the central and southern regions of Illinois throughout 1997.

HMO premium revenue increased $9.8 million or 29.1% - - $9.0 million due to a 27.8% increase in member months and $0.8 million resulting from a marginal increase in net premium rates. Net premium rates have increased only slightly, despite the company's targeted renewal rate increases of 7% to 9% during enrollment periods in the first half of 1997, due to HMO competition in the company's HMO service areas, the status of one large group with which the company is currently involved in rate discussions, shifts in chosen benefit levels, changes in the geographic mix of the HMO business, and product mix shifts due to various new products. Membership increases were driven primarily by the company's BlueCHOICE Senior and HealthNet Blue POS products as well as the company's efforts to expand geographically within the State of Missouri. BlueCHOICE Senior gained 800 members (15.2%) from June 30, 1996 to June 30, 1997. HealthNet Blue POS gained 6,800 members (57.5%) over the same time period. Through an arrangement with Freeman Hospitals and Health System, beginning in July 1995, the BlueCHOICE HMO and POS products are offered in the six-county area surrounding Joplin, Missouri. As of June 30, 1997, there were approximately 12,500 members enrolled in products sold through this arrangement with Freeman, representing an increase of 6,600 members over June 30, 1996. In addition, the BlueCHOICE and BlueCHOICE POS programs became available beginning in October 1996 in the southwest Missouri area surrounding Springfield through an arrangement with Primrose Health Care Services, a physician hospital organization jointly owned by physicians and Cox Hospitals, one of the leading tertiary care centers in the area. There were 7,600 members enrolled in these programs at June 30, 1997, an increase of 5,900 over December 31, 1996. The company expects future enrollment growth in these relatively new products as well as in these geographic regions of Missouri.

Premium revenue from Medicare supplement increased by less than $0.1 million in the second quarter of 1997. Premium rates increased 9.0% partially offset by an 8.1% decrease in member months. Membership declines are partially attributable to members shifting to BlueCHOICE Senior, a Medicare-risk program, which provides medical benefits at least as comprehensive as Medicare benefits for persons eligible to receive Medicare (parts A and B) at no or minimal additional cost to the member. The company markets its BlueCHOICE Senior product as part of its strategy to direct existing customers to more intensely managed health care products.

Managed indemnity premium revenue decreased by $0.7 million due to a 24.4% decline in member months in keeping with the company's strategy to move towards more highly managed care products.

Revenue from other specialty services increased $2.1 million due primarily to a 17.0% increase in member months. The company's drug product, AllianceRx, continued to gain momentum with revenues increasing $1.9 million due to a 19.2% increase in member months in the second quarter of 1997 as compared to the second quarter of 1996. This product was introduced in November 1994 and is sold to members on a separate product basis; prior to this, the drug benefit was typically included as part of the basic PPO medical program.

Fees and other income from administrative services only/self-funded and network services increased by $0.7 million. This increase is due to increased 1997 revenues from HealthLink, Inc. (HealthLink), the company's network rental and managed care service subsidiary, of $2.9 million. HealthLink's 1997 and 1996 revenues include $1.8 million and $0.4 million of revenues, respectively from HealthLink HMO, Inc. (HealthLink
HMO), which was only 50% owned by HealthLink (and not consolidated with the company's operations) prior to its May 31, 1996 acquisition from a subsidiary of Blue Cross and Blue Shield of Kansas City. HealthLink's increases to fees and other income were offset by decreases to revenue caused by higher stop loss claims expenses for the company's self-insured groups in 1997.

Operating Expenses

The overall medical loss ratio increased from 81.0% in the second quarter of 1996 to 86.1% in the second quarter of 1997. The overall medical loss ratio increased primarily as a result of 1) growth of lower margin products, 2) aggressive pricing in 1996 in order to retain and increase membership, 3) higher drug and outpatient utilization, 4) growth in regions outside of the metropolitan St. Louis area that have less cost efficient networks, and 5) an increase to claims reserves of $1.8 million in the second quarter of 1997 for the estimate of claims which had been incurred but not reported in 1996.
There can be no assurance that the company's initiatives to control future increases in medical cost trends to improve the medical loss ratio will be effective.

Commission expense increased by $0.6 million or 8.6% in the second quarter of 1997 primarily related to increased membership growth. The commission expense ratio was unchanged at 4.0% for both the second quarter of 1997 and the second quarter of 1996.

General and administrative expenses (excluding depreciation and amortization) increased by $3.6 million, or 11.7% in the second quarter of 1997 as compared to the second quarter of 1996. Approximately $1.8 million of this increase relates to an increase in HealthLink expenses of which $1.2 million relates to HealthLink HMO due to its inclusion in the consolidated results of the company beginning in June of 1996. Management previously announced its plans to improve the company's overhead cost structure by streamlining operations, focusing on the core business, reviewing investment priorities, and reducing legal, consulting, and non-essential vendor expenses. The achievement of overhead reduction goals was delayed, in part, by higher-than-expected staffing levels and additional resources needed to reduce claims backlog that occurred as claims processing relocated to the new customer service centers. The staffing resources required to resolve the claims backlog delayed the realization of $1.3 million of anticipated overhead savings. Excluding the $1.3 million for staffing resources related to the claims backlog, the company's general and administrative ratio (excluding depreciation and amortization) was 18.9% for the second quarter of 1997 compared to 19.2% for the second quarter of 1996.

Depreciation and amortization expenses increased by $1.7 million in the second quarter of 1997 as compared to the second quarter of 1996 primarily due to $1.2 million of amortization expenses for completed components of the company's information and operations strategy (IOS) project. See "Outlook - Information Strategies" for more information related to this project.

Non-recurring charges in the second quarter of 1997 and 1996 include $0.8 million and $2.7 million, respectively, related to costs associated with the relocation of the company's St. Louis-based claims, customer service, billing, and provider services functions to its Springfield, Missouri facility and a new facility in Cape Girardeau, Missouri.

Operating Income

Operating income, excluding non-recurring charges, decreased
$10.7 million in the second quarter of 1997 in comparison to the second quarter of 1996.

Net Investment Income

The second quarter 1997 net investment income of $10.3 million represents a $4.7 million increase over the second quarter of 1996, inclusive of a $4.0 million increase in net realized gains. Second quarter 1997 includes a $5.7 million realized gain from the sale of company-owned life insurance policies, the proceeds of which have been reinvested in fixed income securities.

Provision for Income Taxes

The company's effective income tax rate was (8.9)% and 40.8% for the second quarters of 1997 and 1996, respectively. The company's effective income tax rate for 1997 was affected by gains from the liquidation of company-owned life insurance policies as well as non-deductible goodwill amortization. The 1996 effective rate was also affected by non-deductible goodwill amortization.

Net Income

Excluding non-recurring charges, the company's net loss for the second quarter of 1997 was $1.8 million, or $0.10 per share, compared to net income of $3.0 million, or $0.16 per share for the second quarter of 1996. Inclusive of the non-recurring charges, the company's net loss for the second quarter of 1997 was $2.3 million, or $0.12 per share compared to net income of $1.3 million, or $0.07 per share for the second quarter of 1996.

Comparison of Results for the Six Months Ended June 30, 1997 to the Six Months Ended June 30, 1996

Revenues

Premium revenue increased $30.6 million or 10.5% in the first half of 1997 in comparison to the first half of 1996. As described below, components of premium revenue were affected by shifts in product mix, rate increases, and other factors; and as a result, such changes may not be indicative of future periods. The company will continue to strive to establish its commercial premium rates based on anticipated health care costs. Depending on the level of future competition, customer acceptance of the company's premium increases, future health care cost trends or other factors, there can be no assurance that the company will be able to price its products consistent with health care cost trends.

PPO revenues increased $6.9 million - - $2.7 million due to a 3.5% increase in member months and $4.2 million due to a slight increase in net premium rates. Net rates increased due in part to the company's targeted general rate increases averaging 7% to 9% during enrollment periods in the first half of 1997. Net rate increases are significantly below the targeted levels due in part to changes in deductibles, the timing of group renewals throughout the year, and product mix changes such as the continued shift in membership to AllianceChoice. Alliance PPO membership decreased by 42,474 members from June 30, 1996 to June 30, 1997 while AllianceChoice POS membership increased by 49,606 over the same time period. The company also began offering its PPO product in Illinois at the end of the first quarter of 1997. Included in the Alliance PPO member count are 500 PPO Illinois members at June 30, 1997. The company anticipates future enrollment gains in the central and southern regions of Illinois throughout 1997.

HMO premium revenue increased $20.8 million or 31.4% - - $20.7 million due to a 32.9% increase in member months and $0.1 million due to a slight increase in net premium rates. Net premium rates have increased only slightly, despite the company's targeted renewal rate increases of 7% to 9% during enrollment periods in the first half of 1997, due to HMO competition in the company's HMO service areas, the status of one large group with which the company is currently involved in rate discussions, shifts in chosen benefit levels, changes in the geographic mix of the HMO business, and product mix shifts due to various new products. Membership increases were driven primarily by the company's BlueCHOICE Senior and HealthNet Blue POS products as well as the company's efforts to expand geographically within the State of Missouri. BlueCHOICE Senior gained 800 members (15.2%) from June 30, 1996 to June 30, 1997. HealthNet Blue POS gained 6,800 members (57.5%) over the same time period. As of June 30, 1997, there were approximately 12,500 members enrolled in BlueCHOICE HMO and POS products in the six-county area surrounding Joplin, Missouri, representing an increase of 6,600 members over June 30, 1996. In addition, as of June 30, 1997, there were 7,600 members enrolled in BlueCHOICE HMO and POS products in the southwest Missouri area surrounding Springfield, an increase of 5,900 over December 31, 1996. The company expects future enrollment growth in these relatively new products as well as in these geographic regions of Missouri.

Premium revenue from Medicare supplement decreased by $0.3 million in the first half of 1997. Member months decreased by 8.2% partially offset by an 8.3% increase in premium rates. Membership declines are partially attributable to members shifting to BlueCHOICE Senior.

Managed indemnity premium revenue decreased by $1.2 million due to a 21.8% decline in member months in keeping with the company's strategy to move towards more highly managed care products.

Revenue from other specialty services increased $4.5 million due primarily to a 20.7% increase in member months. The company's drug product, AllianceRx, continued to gain momentum with revenues increasing $3.9 million due to a 21.7% increase in member months in the first half of 1997 as compared to the first half of 1996.

Fees and other income from administrative services only/self-insured and network services increased by $2.5 million. ASO revenues from HealthLink increased by $5.1 million in the first half of 1997 as compared to the first half of 1996 primarily due to the aforementioned inclusion of HealthLink HMO's results beginning in June 1996. HealthLink HMO revenues were thus $2.9 million greater in the first half of 1997 as compared to the first half of 1996. HealthLink's revenues also increased due to membership gains in its PPO products of approximately 11% or 70,200 members from June 30, 1996 to June 30, 1997. HealthLink's increases to fees and other income were offset by decreases to revenue caused by higher stop loss claims expenses for the company's self-insured groups in 1997.

Operating Expenses

The overall medical loss ratio increased by 5.6% to 83.4% in the first half of 1997 in comparison to 77.8% in the first half of 1996 primarily as a result of 1) growth of lower margin products, 2) aggressive pricing in 1996 in order to retain and increase membership, 3) higher drug and outpatient utilization, 4) growth in regions outside of the metropolitan St. Louis area that have less cost efficient networks, and 5) an increase to claims reserves of $3.0 million in 1997 for the estimate of claims which had been incurred but not reported in 1996. There can be no assurance that the company's initiatives to control future increases in medical cost trends to improve the medical loss ratio will be effective.

Commission expense increased by $1.5 million or 12.0% in the first half of 1997 primarily related to increased membership growth. The commission expense ratio remained relatively flat at 4.1% for the first half of 1997 compared to 4.0% for the first half of 1996.

General and administrative expenses (excluding depreciation and amortization) increased by $7.5 million, or 12.1%. HealthLink general and administrative expenses increased by $3.5 million in the first half of 1997 as compared to the first half of 1996 inclusive of a $2.5 million increase in HealthLink HMO expenses. Excluding the aforementioned $1.3 million of expenses for staffing resources in 1997 related to the company's claims backlog, the general and administrative ratio (excluding depreciation and amortization) for the six months ended June 30, 1997 was 19.4% and 19.4% as well for the six months ended June 30, 1996.

Depreciation and amortization expenses increased to $10.4 million for the first half of 1997 compared to $7.0 million for the first half of 1996. The primary cause for this $3.4 million increase is an additional $2.2 million of IOS amortization expense incurred in the first half of 1997 as compared to the first half of 1996. See "Outlook - Information Strategies" for more information related to the IOS project.

Non-recurring charges in the first half of 1997 and 1996 include $2.9 million and $2.7 million, respectively, related to costs associated with the relocation of the company's St. Louis-based claims, customer service, billing, and provider services functions to its Springfield, Missouri facility and a new facility in Cape Girardeau, Missouri.

Operating Income

Operating income decreased $21.3 million in the first half of 1997 in comparison to the first half of 1996. Excluding the non-recurring relocation charges, operating income decreased by $21.1 million.

Net Investment Income

The first half 1997 net investment income of $23.8 million represents a $13.7 million increase over the first half 1996, inclusive of a $13.1 million increase in net realized gains. Realized gains in the first half of 1997 include a $5.7 million gain on the sale of company-owned life insurance policies as well as additional 1997 net realized gains from the liquidation of equity securities due to the company's intent to increase its holdings of fixed income securities and the company's decision to repay $15.0 million of its debt.

Provision for Income Taxes

The company's effective income tax rate was 51.3% and 39.3% for the first half of 1997 and the first half of 1996, respectively. The company's effective income tax rate for 1997 was affected by gains from the liquidation of company-owned life insurance policies as well as non-deductible goodwill amortization. The 1996 effective rate was also affected by non-deductible goodwill amortization.

Net Income

The company's net income for the first half of 1997 was $3.9 million ($0.21 per share). Excluding the non-recurring relocation charges, net income was $5.7 million ($0.31 per share), representing a decrease of $5.5 million compared to the net income of $11.2 million ($0.60 per share) for the first half of 1996.

Liquidity and Capital Resources

The company's working capital as of June 30, 1997 was $87.0 million, a decrease of $21.9 million from December 31, 1996. The decrease is primarily attributable to a $15.0 million repayment of a portion of the $62.0 million of funds that were borrowed in August 1995 from the company's reducing revolving credit facility in conjunction with the company's acquisition of HealthLink. In addition, the company capitalized $8.4 million of costs for property and equipment purchases, $7.6 million of which relates to capitalized IOS development costs. The company's unrealized net appreciation (depreciation) of investments available for sale decreased by $9.9 million in 1997 as most of the unrealized gains existing at December 31, 1996 were realized in 1997 as the company liquidated equity securities and company-owned life insurance policies. These working capital decreases are partially offset by the $14.3 million of 1997 earnings before depreciation and amortization.

Net cash used in operations totaled $7.7 million for the six months ended June 30, 1997. Net income was $3.9 million while depreciation and amortization expenses were $10.4 million.
Net income also included realized gains from the sale of investments of $16.1 million. In addition, other assets, medical claims payable, receivables from members, and net intercompany receivables were affected by the timing of operating cash payments and receipts, as well as changes in membership and utilization and claims payment trends.

Recent Developments

Information Strategies

In 1995, the company implemented a comprehensive information and operations strategy (IOS) to assist in implementing the company's managed care strategy of delivering the lowest cost medical care consistent with quality outcomes. The company believes that controlling medical costs in the future will be highly dependent on readily accessing both member and provider medical information at a detail level which provides real-time analytical support. The company receives capital expenditure authorizations from the Board of Directors to expend funds for the project subject to periodic review by an ad-hoc committee of the Board. In the first six months of 1997, the company incurred capitalized expenditures of $7.6 million on this project. Cumulatively, since 1995, the company has incurred capitalized expenditures of $29.4 million. While management believes that the IOS project will be initially dilutive to earnings per share, it is believed that opportunities exist for significant medical and administrative savings which will begin to provide a payback possibly during 1997. There can be no assurance that the ultimate impact of this IOS project will contribute to earnings per share or reduce medical costs.

Recently Issued Accounting Standards

During March 1997, the Financial Accounting Standards Board
(FASB) released Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which changes the computation and disclosure of earnings per share. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 and earlier application is not permitted. Under the company's current capital structure, the adoption of SFAS No. 128 will not have a material impact on the company's determination of earnings per share.

In addition, the FASB recently released SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and is effective for periods ending after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Management of the company has not determined the effect that these three new standards will have on the company's current financial statement and footnote disclosures.

Operating Outlook

The following statements are based on year-to-date 1997 activity and short-term expectations. The statements are forward-looking and actual results may differ materially.

The company's anticipated return to marginal operating profitability in the fourth quarter of 1997 is dependent on achieving member recruitment and retention at targeted price levels as well as realizing overhead and medical cost savings.

The company currently is continuing discussions with a large HMO group to achieve a mutually acceptable rate and risk structure. The result of those discussions as well as the result of future discussions could materially affect the profitability of the HMO and change the company's expected timeline for returning to operating profitability.

Premium revenue growth will be driven primarily by repricing opportunities through the remainder of the year. As of September 30, 1997, the small group rate restrictions in the St. Louis market imposed by the Missouri Department of Insurance as a condition of RightCHOICE's 1995 acquisition of HealthLink will expire. RightCHOICE's small group business comprises approximately 60% of the company's revenues. While the market has shown acceptance of more rational pricing strategies, the results of small group renewal and repricing activities will not be reflected in the company's operating revenues until early next year.

The company's medical management strategies focus on re-contracting for both inpatient and outpatient services, a new pharmacy benefits program, and the use of information and incentives to control the increases of medical costs without sacrificing quality and health outcomes.

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

Large Group Impact

The company currently is continuing discussions with a large HMO group to achieve a mutually acceptable rate and risk structure. The result of those discussions as well as the result of future discussions could materially affect the profitability of the HMO and change the company's expected timeline for returning to operating profitability.

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

ITEM 3.     Defaults Upon Senior Securities

     a)      Not applicable

     b)      Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders

     a) The Annual Meeting of Shareholders of the company was held on May 13, 1997.

     b) Three class III directors of the company were elected for three year terms by the shareholders at the annual meeting. The three newly elected directors are:

Nominee                   Number of Votes

William H.T. Bush         153,141,122
John A. O'Rourke          153,140,220
Norman J. Tice            153,141,322

The following directors' terms continued in effect after the meeting:

Frederic C. Brussee
Ronald G. Evens, M.D.
Edward C. Gomes, Jr.
Earle H. Harbison, Jr.
Roger B. Porter
Gloria W. White

ITEM 5.     Other Information

     None.

ITEM 6.     Exhibits and Reports on Form 8-K

     a)      Exhibits

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

      b)     Reports on Form 8-K:

The company filed a report on Form 8-K dated June 23, 1997.
This filing was made in connection with the changes in the company's certifying accountant.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               RIGHTCHOICE MANAGED CARE, INC.
                               Registrant


Date:  August  12,  1997       By:   [s]  JANICE FORSYTH
                                     Janice C. Forsyth
                                     Senior Vice President,
                                     Secretary and General Counsel


Date:  August 12, 1997         By:  [s] SANDRA VAN TREASE
                                    Sandra Van Trease
                                    Senior Vice President and
                                    Chief Financial Officer