Form 10-Q
period 1997-09-30
RIGHTCHOICE MANAGED CARE INC
filed 1997-11-14
CIK 921766

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

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

             Title of each class    Outstanding at September 30, 1997

     Class A Common Stock, $0.01 par value     3,709,000 shares
     Class B Common Stock, $0.01 par value    14,962,500 shares

                   RIGHTCHOICE MANAGED CARE, INC.
                    Third Quarter 1997 Form 10-Q
                          Table of Contents


PART  I.      FINANCIAL INFORMATION                                PAGE

     ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of September 30, 1997
           and December 31, 1996                                     3

           Consolidated Statements of Income for the Three and Nine
Months
           Ended September 30, 1997 and 1996                         4

           Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1997 and 1996                         5

           Notes to Consolidated Financial Statements                6

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   15


PART II.      OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                     31

     ITEM 2.  Changes in Securities                                 31

     ITEM 3.  Defaults Upon Senior Securities                       31

     ITEM 4.  Submission of Matters to a Vote of Security Holders   31

     ITEM 5.  Other Information                                     31

     ITEM 6.  Exhibits and Reports on Form 8-K                      31

SIGNATURES                                                          33






PART I.FINANCIAL INFORMATION
ITEM 1.Financial Statements

                   RIGHTCHOICE MANAGED CARE, INC.
                     CONSOLIDATED BALANCE SHEETS
          (in thousands, except shares and per share data)


                                          September 30,    December 31,
                                              1997            1996
  ASSETS                                   (unaudited)
Current assets:
  Cash and cash equivalents                  $9,903      $  33,418
  Investments available for sale            242,324        262,216
  Receivables from members                   57,454         54,767
  Receivables from related parties           16,070         17,073
  Deferred income taxes                       5,051            591
  Other assets                               19,578         13,193
     Total current assets                   350,380        381,258
Property and equipment, net                  60,559         51,248
Deferred income taxes                        10,247          6,247
Investments in affiliates                     9,362          9,370
Goodwill and intangible assets, net          81,725         84,021
    Total assets                           $512,273       $532,144

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Medical claims payable                   $115,619      $ 111,833
  Unearned premiums                          50,050         52,699
  Accounts payable and accrued expenses      63,015         68,844
  Payables to related parties                16,194         17,149
  Reserve for loss contract                   8,197
  Obligations for employee benefits           3,725          3,864
  Income taxes payable                       11,258         12,801
  Obligations under capital leases            4,946          5,224
     Total current liabilities              273,004        272,414
Reserve for loss contract                    19,851
Long-term debt                               47,000         62,000
Obligations for employee benefits            20,478         21,244
Obligations under capital leases              6,430          3,532
     Total liabilities                      366,763        359,190

Shareholders' Equity:
  Common Stock:
     Class A, $.01 par,
     125,000,000 shares authorized,
     3,737,500 shares issued,
     3,709,000 and 3,714,400
     shares outstanding, respectively           37             37
     Class B, $.01 par, 100,000,000
     shares authorized,
     14,962,500 shares issued and
     outstanding                               150            150
  Additional paid-in capital               132,640        132,640
  Retained earnings                         11,814         30,687
  Treasury stock, 28,500 and 23,100
  Class A shares, respectively, at cost       (404)          (326)
  Unrealized net appreciation of
  investments available for sale             1,273          9,766
     Total shareholders' equity            145,510        172,954
     Total liabilities and
     shareholders' equity                 $512,273       $532,144

    See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (in thousands, except shares and per share data)

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                   1997        1996          1997        1996
Revenues:
 Premium                       $163,726    $148,363      $485,714    $439,720
 Fees and other income           16,766      15,425        47,241      43,416
       Total revenues           180,492     163,788       532,955     483,136

Operating expenses:
 Healthcare services            143,131     133,343       411,588     359,943
 Commissions                      7,524       6,590        21,879      19,409
 General and administrative
 (excludes depreciation and
 amortization and excludes net inter-
 company charges allocated to Blue
 Cross and Blue Shield of Missouri
 of $1,911, $2,663, $6,535, and
 $9,186, respectively)           34,539      33,320       104,092      95,363
 Depreciation and amortization    5,243       3,772        15,645      10,815
 Charge for loss reserves        29,510                    29,510
 Amortization of loss reserves   (1,462)                   (1,462)
 Non-recurring relocation charges    74         540         2,970       3,283
       Total operating expenses 218,559     177,565       584,222     488,813
 Operating loss                 (38,067)    (13,777)      (51,267)     (5,677)

Investment income:
 Interest and dividends           4,262       3,416        12,008      10,515
 Realized gains, net                524         135        16,584       3,122
    Total investment income, net  4,786       3,551        28,592      13,637

Other:
 Interest expense                (1,056)     (1,556)       (3,378)     (4,153)
 Other (expense) income, net       (185)         12          (488)         93
    Total other, net             (1,241)     (1,544)       (3,866)     (4,060)


 (Loss) income before provision
 for income taxes               (34,522)    (11,770)      (26,541)      3,900

 (Benefit) provision for
 income taxes                   (11,766)     (3,914)       (7,668)      2,247

 Net (loss) income             $(22,756)    $(7,856)     $(18,873)     $1,653

 Weighted average
 common shares outstanding   18,672,000  18,677,000    18,673,000  18,679,000

 (Loss) earnings per share       $(1.22)      $(.42)       $(1.01)       $.09


     See accompanying Notes to Consolidated Financial Statements.

                     RIGHTCHOICE MANAGED CARE, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (in thousands)

                                           For the nine months ended,
                                                September 30,
                                             1997             1996
Cash flows from operating activities:
   Net (loss) income                     $(18,873)          $1,653
   Adjustments to reconcile net
   (loss) income to net cash (used in)
     provided by operating activities:
   (Credit) provision for deferred
     income tax benefits                   (3,786)           4,586
   Depreciation and amortization           15,645           10,815
   Undistributed losses of affiliates         374               48
   Gain on sale of investments            (16,584)          (3,122)
   Amortization of premiums and
     accretion of discounts, net              (49)             369
   (Gain) loss on sale of property
     and equipment                            (72)              47
   (Increase) decrease in certain assets:
   Receivables from members                (2,687)           6,845
   Receivables from related parties         1,003           12,227
   Other assets                            (8,041)          (8,853)
   Increase (decrease) in certain liabilities:
   Medical claims payable                   3,786           27,099
   Unearned premiums                       (2,649)          (4,277)
   Accounts payable and accrued expenses   (5,829)          (6,183)
   Payables to related parties               (955)         (10,565)
   Reserve for loss contract               28,048
   Obligations for employee benefits         (906)             439
   Income taxes payable                    (1,543)          (9,260)
Net cash (used in) provided by
operating activities                      (13,118)          21,868
Cash flows from investing activities:
   Proceeds from matured investments:
     Fixed maturities                         535            5,725
   Proceeds from investments sold:
     Fixed maturities                     220,797          188,381
     Equity securities                     40,734           20,432
     Other                                 32,469
   Investments purchased:
     Fixed maturities                    (269,164)        (188,774)
     Equity securities                       (230)         (22,341)
     Other                                 (1,784)          (1,596)
   Investment in Healthcare InterChange      (366)          (3,055)
   Additional investment in Epoch                             (196)
   Payment for purchase of
     HealthLink HMO, net of cash acquired                     (198)
   Redemption of HealthLink affiliate                          500
   Proceeds from property and
     equipment sold                           556               16
   Property and equipment purchased       (14,282)         (14,240)
Net cash provided by (used in)
  investing activities                      9,265          (15,346)
Cash flows from financing activities:
   Purchase of Class A Treasury stock         (78)             (60)
   Repayment of borrowings under
     revolving credit facility            (15,000)
   Payments of capital lease obligations   (4,584)          (3,561)
Net cash used in financing activities     (19,662)          (3,621)
Net (decrease) increase in cash and
  cash equivalents                        (23,515)           2,901
Cash and cash equivalents at
  beginning of period                      33,418           21,132
Cash and cash equivalents at end of
  period                                   $9,903          $24,033

Supplemental Disclosure of Cash Information:
   Interest paid                           $3,769           $3,962
   Income taxes paid (refund
     received), net                        (2,339)           6,602

Supplemental Schedule of Noncash
Investing and Financing Activities:
   Equipment acquired through
     capital leases                        $9,730             $867
   Disposal of equipment under
     capital leases                         2,526

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

2.  Contingencies

OPM audit

The company, through its subsidiary, HMO Missouri, Inc. (d/b/a BlueCHOICE), contracts with the Office of Personnel Management
(OPM) to provide or arrange health services under the Federal Employees Health Benefits Program (FEHBP) for federal employees. OPM is the second largest customer group (after MCHCP, discussed further herein) of BlueCHOICE. OPM conducts periodic audits to, among other things, verify that the premiums established under the OPM contract were established in compliance with the community rating and other requirements under the FEHBP.

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

Subscriber class action litigation

On March 15, 1996, a suit was filed in the Circuit Court of the City of St. Louis, Missouri, by Anthony J. Sarkis, Sr. and James Hacking individually and on behalf of a purported class of (i) subscribers in individual or group health plans insured or administered by Blue Cross and Blue Shield of Missouri (BCBSMo, the class B shareholder of the company) or the company, and (ii) all persons and/or entities who benefited from BCBSMo's tax-exempt status. The complaint names the company, BCBSMo, HealthLink, Inc. (HealthLink, a subsidiary of the company), and certain officers of the company as defendants.

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

The Attorney General filed an answer and counterclaim on June 20, 1996, alleging that the Reorganization and Public Offering, and the continued operations through the company and its subsidiaries, exceed BCBSMo's statutory purposes. The Attorney General requested a declaration that BCBSMo has exceeded its lawful authority and seeks such relief as the Court determines to be appropriate under the circumstances based on a statute which authorizes judicial dissolution or less drastic alternative relief in the Court's discretion.

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

The September 9 Order permanently enjoined the Director and DOI from, among other things, (i) revoking, suspending or refusing to renew BCBSMo's insurance license based in any part upon the Reorganization and Public Offering; (ii) commencing a valuation of BCBSMo's assets and demanding a payment as a result of the Reorganization and Public Offering; (iii) commencing any administrative hearing or making any administrative determination based in any part upon the Reorganization and Public Offering; (iv) instituting any seizure, receivership, conservatorship or similar action or proceeding against BCBSMo based in any part upon the Reorganization and Public Offering; and (v) taking any other action, however denominated, against BCBSMo based in any part upon the Reorganization and Public Offering. This injunctive relief remains in place, but the Court's December 30 Orders (described below) clarify that the injunction does not prohibit the Director and DOI from asserting that the post-Reorganization and Public Offering operations of BCBSMo may violate the health services corporation laws (even though such operations may have been affected by the Reorganization and Public Offering).

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

The Court also (i) certified the December 30 Orders and the September 9 Order, as modified, for immediate appeal; (ii) held in abeyance further proceedings on the Attorney General's counterclaim pending appeal; and (iii) stayed the legal effect of the order granting the Director and DOI summary judgment pending the filing of an appeal bond (which BCBSMo promptly filed). On January 9, 1997, BCBSMo filed a notice of appeal of the December 30 Orders. On January 21, 1997, the Director and DOI filed a notice of appeal of the September 9 Order, as modified. Both appeals are pending; briefing will continue through December 1997 and an appellate hearing is not likely to be scheduled before January 1998.

Notwithstanding the December 30 Orders, the company still believes that the counterclaims of the Director, DOI and the Attorney General are without merit and that BCBSMo's legal position is strong. If, however, BCBSMo does not prevail on appeal in overturning the summary judgment in favor of the Attorney General, it may be subject to dissolution proceedings if the Court determines that no reasonable alternatives to dissolution exist. Likewise, BCBSMo could be unsuccessful on the appeal of the relief already granted against the Director and DOI or in its defense of the Attorney General's amended counterclaim. Any of the foregoing could have a material adverse effect on the company and the market for the company's stock. See also "Contingencies - Status of Blue Cross and Blue Shield trademark licenses."

On November 3, 1997, BCBSMo filed an action in the Court against the Missouri Attorney General seeking declarations that (1) BCBSMo is a mutual benefit type of nonprofit corporation under Chapter 355 of the Missouri Revised Statutes and (2) BCBSMo does not hold its assets in constructive, charitable, or other trust for the benefit of the public generally, but rather holds its assets for the benefit of its subscribers. The action was filed in response to continued public and private statements by the Attorney General, the DOI and others that BCBSMo is a public benefit type of nonprofit corporation which holds its assets for the benefit of the public generally. See above in this section, "Litigation with DOI and Attorney General." The Attorney General has not yet filed an answer or other response in this action.

BCBSMo believes its legal position is strong, that it ultimately will be declared to be a mutual benefit type of nonprofit corporation, and that it holds no assets for the benefit of the public generally. If BCBSMo is declared to be a mutual benefit type of nonprofit corporation that does not hold its assets for the benefit of the public generally, BCBSMo will be free to continue to exercise its ownership interest in the company consistent with the best interests of BCBSMo's subscribers, subject to any rulings made in the litigation described above in this section, "Litigation with the DOI and Attorney General."

If BCBSMo is declared to be a public benefit type of nonprofit corporation or if it is declared that BCBSMo holds assets for the benefit of the public generally, however, BCBSMo might be required to exercise its ownership interest in the company consistent with the best interests of the public at large, which could result in a determination to dispose of some or all of the company's shares at times and in quantities that could be detrimental to the market for the company's stock. Also, if this were to occur, either the DOI or the Attorney General could take actions against BCBSMo based upon such declarations (such as seeking the appointment of a receiver to safeguard assets deemed dedicated to the public which could result in the termination of the company's licenses to use the "Blue Cross" and "Blue Shield" tradenames and service marks and trigger a termination fee and a notice to members thereunder) which, if successful, could have a material adverse effect upon the company and the market for the company's stock. See "Contingencies - Status of Blue Cross and Blue Shield Trademark Licenses."

Status of Blue Cross and Blue Shield trademark licenses

BCBSMo has exclusive trademark licenses (the Primary Licenses), and the company, Healthy Alliance Life Insurance Company (HALIC) and BlueCHOICE have exclusive controlled affiliate licenses (the Affiliate Licenses), with the national Blue Cross and Blue Shield Association (BCBSA) giving them the right to use the "Blue Cross" and "Blue Shield" names, trademarks and service marks in connection with health insurance products marketed and sold in BCBSMo's licensed operating area (consisting of 85 counties in eastern and central Missouri). The trademark licenses require BCBSMo, the company and its controlled affiliates to pay license fees to BCBSA for the use of the trademarks. The company believes that the exclusive right to use the "Blue Cross" and "Blue Shield" trademarks provides it and its controlled affiliates with a significant marketing advantage in BCBSMo's licensed operating area, the loss of which would have a material adverse effect on the company and the market for the company's stock.

The Affiliate Licenses are derivative of the Primary Licenses and automatically terminate if the Primary Licenses terminate. Each trademark license provides that it automatically terminates if, among other things: (i) DOI or another regulatory agency assumes control of the licensee; or (ii) an action is instituted against the licensee seeking dissolution or liquidation or seeking the appointment of a trustee, receiver or custodian, which is not dismissed within 60 days of being instituted. Each trademark license also provides that it may be terminated by BCBSA if, among other things, the licensee fails to meet certain quality control standards or minimum capital or liquidity requirements. According to their terms, if a trademark license is terminated, BCBSMo, the company and its controlled affiliates are jointly liable to BCBSA for payment of a termination fee in an amount equal to $25 times the number of licensed enrollees of the terminated entity and its licensed controlled affiliates, and must give written notice of such termination to their enrollees. The termination fee is reduced in accordance with a formula set forth in the Primary Licenses if another plan is licensed by BCBSA in BCBSMo's exclusive service area.

Although the 60-day period contemplated by (ii) in the immediately preceding paragraph would have expired on August 20, 1996, ongoing discussion with BCBSA did not give any indication that BCBSMo's pending litigation against the Attorney General, the Director and DOI described above (the Litigation) would have any impact on the retention of the licenses. On or about January 9, 1997, however, BCBSA notified BCBSMo that the Primary Licenses and the Affiliate Licenses had automatically terminated because a counterclaim in the Litigation seeking dissolution of BCBSMo had been pending for 60 days. BCBSMo believes that the Litigation did not trigger the automatic termination provisions of the licenses and that such licenses remain in full force and effect, and has strongly stated this position to BCBSA. BCBSMo based its legal position upon, among other things: (i) the fact that the Attorney General's claim against BCBSMo seeks alternatives to dissolution, not the dissolution of BCBSMo; (ii) the fact that the trial court stayed the legal effect of the rulings adverse to BCBSMo in the Litigation pending their appeal and that there is no threat of the type contemplated by the licenses until the appeal is decided; (iii) Missouri franchise laws that mandate 90 days prior written notice of termination of the trademark licenses; and (iv) based upon the prior statements, actions and inaction of BCBSA, equitable principles of waiver, estoppel and laches prevent termination of the licenses. BCBSA decided to resolve the issue without litigation and to give BCBSMo, the company and its controlled affiliates the uninterrupted right to use the "Blue Cross" and "Blue Shield" names, trademarks and service marks by granting them new interim and temporary licenses (thereby placing them in substantially the same position as if no termination had taken place). BCBSMo, the company and its controlled affiliates agreed to accept the benefits and rights under such new licenses, while reserving and in no manner waiving their rights under the Primary Licenses and the Affiliate Licenses.

The interim licenses gave BCBSMo, the company and its previously licensed controlled affiliates the right to continue to use the trademarks from the effective date of the purported automatic termination of the Primary Licenses and the Affiliate Licenses until the date the temporary licenses were approved by the board of BCBSA. On January 20, 1997, the board of BCBSA granted new temporary licenses to BCBSMo, the company and its previously licensed controlled affiliates to continue to use the "Blue Cross" and "Blue Shield" names, trademarks and service marks. The temporary licenses initially provided that they would automatically terminate upon the expiration or termination of the stay of the Litigation entered on December 30, 1996. However, BCBSA subsequently agreed to amend the temporary licenses to provide that even if the stay expires or terminates, the temporary licenses continue from BCBSA board meeting to board meeting with continuation dependent upon the affirmative vote of the BCBSA board at each meeting.

Pursuant to the temporary licenses, BCBSMo agreed not to bring any action against BCBSA arising out of the purported automatic termination or the granting of the interim and temporary licenses for so long as BCBSMo remains a licensee, whether temporary or permanent, of BCBSA. BCBSA also agreed that the provisions of the Primary Licenses and the Affiliate Licenses requiring payment of the $25 per enrollee termination fee and notice of termination to each enrollee shall not apply so long as BCBSMo remains a licensee, whether temporary or permanent, of BCBSA.

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

As a result of the issuance of the temporary licenses, BCBSMo, the company, HALIC and BlueCHOICE have the right to continue to use the "Blue Cross" and "Blue Shield" names, trademarks and service marks However, if BCBSMo is not successful in its appeal of the December 30 Orders issued in the Litigation and the BCBSA board fails to take action at a subsequent board meeting to continue the licenses, the company may lose the right to use such names, trademarks and service marks, and would trigger the obligation of the company and its affiliates to pay the $25 per enrollee termination fee and provide notification of termination to enrollees which would have a material adverse effect on the company and the market for the company's stock. See "Contingencies - Litigation with DOI and Attorney General." At the present time, the company has no reason to believe that the BCBSA board would fail to take such action.

Litigation with MCHCP

On August 28, 1997, the company brought suit against the Missouri Consolidated Health Care Plan (MCHCP) and its trustees in the Circuit Court of Cole County, Missouri. MCHCP is a Missouri public agency which purchases health care coverage for employees of the State and of selected public entities which have been admitted into the MCHCP. In 1995, the company, after bidding on certain Requests for Proposal from MCHCP, was awarded a contract to furnish various managed care products to employees of the State and to public entities. The contract was for an initial one-year term with four one-year renewal terms. The respective rights of the parties to renew the contract and the applicable rates for any such renewal term are presently in dispute. MCHCP has purported to renew the contract for the years 1997 and 1998.

In its lawsuit, the company contends that under the language of the applicable contract, MCHCP has express and implied duties to negotiate the amount of any rate increase that might become effective for each succeeding one-year renewal term.
It is the company's position that if no agreements to the negotiated rates can be reached, MCHCP's sole remedy is to request bids from other insurers. It further contends that MCHCP has breached that duty by renewing the contract from year to year while allowing only limited rate increases, without negotiation. The company further contends that MCHCP has violated Missouri law by admitting numerous public entities into the MCHCP without conducting any actuarial or other appropriate analysis, thus compelling the company to provide managed care services to public entities without regard to the actuarial risk that they pose. The company also contends that MCHCP violated the Missouri Administrative Procedure Act in the manner in which it adopted the regulations by which it administers its managed care program, and that MCHCP has violated the Missouri Open Meetings and Open Records Law in the manner in which it has conducted its business.

The company contends in its lawsuit that it has been damaged in the 1997 plan year in an amount in excess of $5 million, and that it will have estimated losses during the 1998 plan year under its contract with MCHCP in the amount of $13 million. The company further contends that if the contract is renewed for the 1999 and 2000 plan years without requested rate increases, it will have further losses. On August 29, 1997, the company reported the commencement of the litigation and estimated losses (giving effect to all possible renewal terms of the MCHCP contract without requested rate increases) in the range of $30 million to $40 million. In the third quarter of 1997, the company took a pre-tax charge of $29.5 million, which was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. There can be no assurance that the amount of the reserve taken in the third quarter would be sufficient to cover all losses which may be associated with the MCHCP contract, which losses could have a material adverse effect on the company and the market for the company's stock.

For its relief, the company seeks a permanent injunction against the promulgation and implementation by MCHCP of any rates for the 1998 plan year other than rates which are the product of the negotiation process called for by the party's contract, and for a decree of specific performance requiring MCHCP to negotiate rates in good faith for the 1998 plan year and later plan years. Absent such relief, the company prays for a declaration that the contract is void and is of no effect. The company also prays for damages in the amount of its losses incurred, for its attorney fees, for relief for violation of the Open Meetings Law, and for such other relief as is appropriate.

Also on August 28, 1997, and in anticipation of the company's suit, MCHCP filed suit against BCBSMo, the company and HealthLink HMO, Inc., a wholly owned subsidiary of the company (HealthLink HMO). MCHCP in its lawsuit contended that the company and HealthLink HMO had committed anticipatory breaches of their contracts with MCHCP, and had tortiously interfered with MCHCP's contractual relations with its members. It prayed only for equitable relief, in the form of a decree compelling the company and HealthLink HMO to perform in accordance with MCHCP's interpretation of the contracts' terms.

Subsequently, HealthLink HMO and Continental Assurance Co.
(CNA) filed suit in the Circuit Court of Cole County, Missouri against MCHCP. HealthLink HMO is a party to an HMO contract with MCHCP similar to the contract of the company; substantially all the underwriting risk under that contract is borne by CNA under an agreement between HealthLink HMO and CNA. HealthLink HMO and CNA seek relief similar to that sought on behalf of the company, including a declaration that their contract with MCHCP is void and of no effect.

The lawsuits are in the early discovery stages. The company and HealthLink HMO are prosecuting their lawsuits for the purpose of securing relief under their contracts with MCHCP. The company and HealthLink HMO have represented to the Court that they will continue to perform under their contracts until there is a ruling by the Court on their claims or some other material change in circumstances. The company and HealthLink HMO anticipate that trial preparation will be complete so that the lawsuits can be submitted to the trial court for decision in 1998.

The company believes that its legal position in the litigation with MCHCP is meritorious, but the outcome of that litigation cannot be predicted with certainty. Should MCHCP prevail, the company could be held contractually bound to serve the MCHCP members through the year 2000 at the rates contracted for in 1995, with annual rate increases, if any, which are far less than necessary to permit the company to recover its costs in serving those members. Should MCHCP continue its policy of indiscriminate admission of all applying public entities, regardless of their loss histories, the losses to the company could increase from year to year as the MCHCP public entity membership grows, which losses could have a material adverse effect on the company and the market for the company's stock.


Other contingencies

The company and BCBSMo received a market conduct report from the DOI in April 1996. The company has formally responded to the report. Certain of the criticisms made by the examiners involve compliance issues, which the company is currently addressing. The company has alleged in the action described under "Litigation with DOI and Attorney General," that the market conduct study was not conducted for legitimate purposes of regulatory oversight but rather as a pretext to either revoke or refuse to renew BCBSMo's license to operate as a health services corporation and thus to improperly pressure and coerce BCBSMo into making the payment in the nature and amount described above under "Litigation with DOI and Attorney General." The company is in the process of discussing outstanding issues on the market conduct report which include rates charged to groups of less than 25 members in 1994, the first year of the Missouri Small Group Reform Law, coordination of benefits, and co-payment issues. The DOI believes the company should refund excess premium payments to the small groups and should take certain actions relating to coordination of benefits. In addition, the DOI is investigating the way in which BCBSMo and the company calculated co-payment amounts prior to January 1996. This issue was the subject of a class action suit, titled Kelly v. Blue Cross and Blue Shield of Missouri, and subsequent settlement. BCBSMo settled the case in 1995 and paid the majority of the total settlement amount of five million dollars. The company believes it has resolved this issue through the Kelly settlement; however, it cannot anticipate the actions the DOI may take on this issue. Management believes that it has made adequate provisions to cover the contingency and that the final amount should not have a material impact on the financial position of the company; however, the company cannot anticipate the potential actions of the DOI.

In addition to the matters described above, the company is a party to litigation in the normal course of business, including professional liability and litigation with former executives of the company.

3.  Transfer of Service Functions

In 1997, the company moved its St. Louis-based claims, customer service, billing and provider services functions to its Springfield, Missouri facility and a new facility in Cape Girardeau, Missouri. Approximately 200 jobs were relocated to Cape Girardeau with an additional 100 relocated to Springfield. The move is expected to result in annual salary and benefit cost savings of approximately $3.0 million, with approximately $1.4 million expected in 1997. However, the expected 1997 savings will be offset by higher than expected staffing levels and additional resources needed to reduce claims backlog resulting in an anticipated delay of $1.3 million of the savings from the relocation. In 1996, beginning in the second quarter, the company incurred charges to earnings of $4.5 million. The company expects to incur a total of up to $3.5 million in 1997 for costs associated with finalizing this relocation. A charge of $3.0 million was incurred in the first three quarters of 1997 for this relocation and is reflected in the non-recurring relocation charges caption on the 1997 Consolidated Statement of Income.

4.  Recently Issued Accounting Standards

During March 1997, the Financial Accounting Standards Board
(FASB) released Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which changed the computation and disclosure of earnings per share. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 and earlier application is not permitted. Under the company's current capital structure, the adoption of SFAS No. 128 will not have a material impact on the company's determination of earnings per share.

In addition, the FASB recently released SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and is effective for periods ending after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The standard will require all companies to present all non-owner changes in equity, e.g. market value adjustments to investments and adjustments to the minimum pension liability, in a full set of financial statements. The new rules will be effective beginning first quarter of 1998 and companies will only be required to report total comprehensive income for interim periods. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information.

5.  Changes in Long-Term Debt

Subsequent to the third quarter of 1997, the company amended its revolving credit facility (the Credit Facility), the material terms of which are as follows: (1) the borrowings under the Credit Facility will bear interest at 2.75% above the one month floating London Interbank Offered Rate (LIBOR),
(2) certain financial covenant calculations were modified and the financial covenant requirements were adjusted, (3) the maximum commitment of the Credit Facility was reduced to $50 million as of October 1, 1997 with $1.25 million quarterly reductions through 1998 and subsequent $2.5 million quarterly reductions through June 30, 2000, with the remaining $30,000,000 commitment under the Credit Facility terminating on August 10, 2000, (4) mandatory reductions to the commitment, together with prepayments, are required upon the happening of certain extraordinary events, (5) stricter limits were placed on the company's ability to incur additional debt, and (6) stricter limits were placed on capital expenditures as well as the company's ability to make investments and acquisitions.

6.  Provision for Income Taxes

The company's effective income tax rates for the 1997 interim periods presented in the Consolidated Statements of Income were affected by gains from the liquidation of company-owned life insurance policies as well as non-deductible goodwill amortization. The effective rates for the 1996 interim periods presented were also affected by non-deductible goodwill amortization.

7.  Reclassifications

Certain reclassifications have been made to the Consolidated
Financial Statements for 1996 to conform with the 1997 presentation.

                                   1
ITEM 2.  Management's Discussion and Analysis
      of Financial Condition and Results of Operations

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


The following table sets forth premium revenue by product group for the three and nine month periods ended September 30, 1997 and 1996 (unaudited):


                                 Three Months Ended    Nine Months Ended
                                    September 30,       September 30,
Product Group                      1997       1996     1997       1996
                                   (in thousands)      (in thousands)
PPO:
  Alliance PPO                $ 48,038    $ 55,995   $150,102    $177,472
  AllianceChoice POS            32,687      20,282     90,517      51,813
HMO (includes other POS)        46,515      35,848    133,277     101,859
Medicare supplement             24,064      24,377     73,522      74,129
Managed indemnity                2,682       3,976      9,949      12,481
Other specialty services         9,740       7,885     28,347      21,966
Total premium revenue          163,726     148,363    485,714     439,720
ASO/Self-funded and
     other income               16,766      15,425     47,241      43,416
Total revenues                $180,492    $163,788   $532,955    $483,136

The following table sets forth selected operating ratios. The medical loss ratio is shown as a percentage of healthcare services expense over premium revenue. All other ratios are shown as a percentage of premium revenue and fees and other income combined:


                                Three Months Ended       Nine Months Ended
                                  September 30,             September 30,
                                 1997       1996         1997        1996
Operating revenues:
  Premium revenue               90.7%      90.6%        91.1%       91.0%
  Fees and other income          9.3%       9.4%         8.9%        9.0%
                               100.0%     100.0%       100.0%      100.0%
Operating expenses:
  Medical loss ratio            87.4%      89.9%        84.7%       81.9%
  Commission expense             4.2%       4.0%         4.1%        4.0%
  General and administrative
  expense (includes
  depreciation and
  amortization)                 22.0%      22.6%        22.5%       22.0%

Membership

The following table sets forth membership data and the percent change in membership:


                                                  September 30,
Product Group                                    1997       1996       %
Underwritten:
 PPO:
  Alliance PPO                                152,502    201,477   (24.3)%
  AllianceChoice POS                          130,773     88,232    48.2
 HMO:
  Commercial (includes other POS)             131,374     98,311    33.6
  BlueCHOICE Senior                             5,788      5,292     9.4
  BlueCHOICE Medicaid (MC+)                     4,964      5,069    (2.1)
 Medicare supplement                           63,469     69,784    (9.0)
 Managed indemnity                              7,515     11,533   (34.8)
                                              496,385    479,698     3.5
Self-funded:
 PPO                                           90,137    112,025   (19.5)
 HMO                                           13,471     16,484   (18.3)
 ASO (includes HealthLink):
  Workers' Compensation                       340,222    272,562    24.8
  Other ASO*                                  982,915    892,945    10.1

Total Membership                            1,923,130  1,773,714     8.4%

* does not include 497,701 and 653,203 as of September 30, 1997 and September 30, 1996, respectively, relating to additional third-party administrator members that are part of The EPOCH Group, L.C., a joint venture with Blue Cross and
Blue Shield of Kansas City formed in December 1995.

Comparison of Results for Third Quarter 1997 to Third Quarter 1996

Revenues

Premium revenue increased 10.4% in the third quarter of 1997 in comparison to the third quarter of 1996. As described below, components of premium revenue were affected by shifts in product mix, rate increases, and other factors; and as a result, such changes may not be indicative of future periods. The company will continue to strive to establish its commercial premium rates based on anticipated health care costs. Depending on the level of future competition, customer acceptance of the company's premium increases, future health care cost trends or other factors, there can be no assurance that the company will be able to price its products consistent with health care cost trends.

PPO revenues increased $4.4 million - - $7.6 million due to a 7.6% increase in net premium rates partially offset by a $3.2 million decrease resulting from a 1.7% decrease in member months. Net rates increased due in part to the company's targeted general rate increases averaging 7% to 13% during enrollment periods in the first three quarters of 1997. Net rate increases are at the lower end of the targeted range due in part to changes in deductibles, the timing of group renewals throughout the year, and product mix changes such as the continued shift in membership to AllianceChoice, a lower cost, non-gatekeeper point-of-service (POS) product. Alliance PPO membership decreased by 48,975 members from September 30, 1996 to September 30, 1997 while AllianceChoice POS membership increased by 42,541 over the same time period. The company also began offering its PPO product in Illinois at the end of the first quarter of 1997. Included in the Alliance PPO member count are 1,200 PPO Illinois members at September 30, 1997. The company anticipates future enrollment gains in the central and southern regions of Illinois in the remainder of 1997 and throughout 1998.

HMO premium revenue increased $10.7 million or 29.8% - - $9.9 million due to a 30.1% increase in member months and $0.8 million resulting from a marginal increase in net premium rates. Net premium rates have increased only slightly, despite the company's targeted renewal rate increases of 7% to 13% during enrollment periods in the first three quarters of 1997, due to HMO competition in the company's HMO service areas, the status of a large group (MCHCP) with which the company is currently involved in litigation (see "Contingencies - Litigation with MCHCP"), shifts in chosen benefit levels, changes in the geographic mix of the HMO business, and product mix shifts due to various new products. Membership increases were driven primarily by the company's BlueCHOICE Senior and HealthNet Blue POS products as well as the company's efforts to expand geographically within the State of Missouri. BlueCHOICE Senior gained 500 members (9.4%) from September 30, 1996 to September 30, 1997. HealthNet Blue POS gained 7,200 members (54.5%) over the same time period. Through an arrangement with Freeman Hospitals and Health System, beginning in July 1995, the BlueCHOICE HMO and POS products are offered in the six-county area surrounding Joplin, Missouri. As of September 30, 1997, there were approximately 14,600 members enrolled in products sold through this arrangement with Freeman, representing an increase of 7,700 members over September 30, 1996. In addition, the BlueCHOICE and BlueCHOICE POS programs became available beginning in October 1996 in the southwest Missouri area surrounding Springfield through an arrangement with Primrose Health Care Services, a physician hospital organization jointly owned by physicians and Cox Hospitals, one of the leading tertiary care centers in the area. There were 10,100 members enrolled in these programs at September 30, 1997, an increase of 8,400 over December 31, 1996. Partially included in the aforementioned HMO membership increases is an increase in the company's MCHCP membership of 13,600 between September 30, 1996 and September 30, 1997. The company's future enrollment growth in these products and geographic regions is dependent on network attractiveness, continued cooperation with physician hospital organizations, and other factors. There can be no assurance that these objectives will be realized. Future enrollment growth in the company's products offered to MCHCP and revenues generated therefrom are also dependent on the litigation with MCHCP and other factors (see "Contingencies - Litigation with MCHCP").

Premium revenue from Medicare supplement decreased by $0.3 million in the third quarter of 1997. Premium rates increased 8.2% partially offset by an 8.8% decrease in member months. Membership declines are partially attributable to members shifting to BlueCHOICE Senior, a Medicare-risk program, which provides medical benefits at least as comprehensive as Medicare benefits for persons eligible to receive Medicare (parts A and B) at no or minimal additional cost to the member. The company markets its BlueCHOICE Senior product as part of its strategy to direct existing customers to more intensely managed health care products.

Managed indemnity premium revenue decreased by $1.3 million due to a 32.7% decline in member months in keeping with the company's strategy to move towards more highly managed care products.

Revenue from other specialty services increased $1.9 million due to an 8.4% increase in member months and a 13.9% increase in net premium rates. The company's drug product, AllianceRx, continued to gain momentum with revenues increasing $1.6 million due to a 10.2% increase in member months in the third quarter of 1997 as compared to the third quarter of 1996.
This product was introduced in November 1994 and is sold to members on a separate product basis; prior to this, the drug benefit was typically included as part of the basic PPO medical program.

Fees and other income from administrative services only/self-funded and network services increased by $1.3 million. This increase is primarily due to increased 1997 revenues from HealthLink, Inc. (HealthLink), the company's network rental and managed care service subsidiary, of $2.2 million. HealthLink's increases to fees and other income were partially offset by decreases to revenue caused by a 19.6% decline in PPO self-funded member months. The company expects further declines in its self-funded membership as three large self-funded group cancellations are effective as of January 1, 1998. As of September 30, 1997, these three groups encompassed approximately 72,000 members, approximately 30,000 of which are expected to enroll in HealthLink's self-funded ASO plans in 1998.

Operating Expenses

The overall medical loss ratio decreased from 89.9% in the third quarter of 1996 to 87.4% in the third quarter of 1997. The overall medical loss ratio decreased in part due to an increase in reserves in the third quarter of 1996 to reflect greater than previously anticipated medical cost trends and utilization. Year-to-date in 1997, the company's medical loss ratio has increased relative to the comparable period in 1996 primarily as a result of 1) growth of lower margin products,
2) aggressive pricing in 1996 in order to retain and increase membership, 3) higher drug and outpatient utilization, 4) growth in regions outside of the metropolitan St. Louis area that have less cost efficient networks, 5) an increase to claims reserves of $3.0 million in 1997 for the estimate of claims which had been incurred but not reported in 1996, and
6) the poor performance of MCHCP that has resulted in large underwriting losses (see "Contingencies - Litigation with MCHCP"). There can be no assurance that the company's initiatives to control future increases in medical cost trends to improve the medical loss ratio will be effective.

The company's efforts in 1997 to modify its pharmacy benefits management program and recontract with physicians and ancillary service providers have not yet yielded targeted savings in the anticipated time frame. The drug cost trend (as a percentage) has remained in the low teens, driven by a combination of factors, including introduction of new drug therapies; physicians' use of newer, more expensive drugs; and physicians' decreased use of generic drugs in favor of specific drugs promoted by pharmaceutical companies. Among the medical cost control strategies targeted for 1998 are a combination of changes in the pharmacy program to save costs and increase member satisfaction through: allowing members to make choices, albeit with a higher member copayment; introducing a new three-tiered benefit design; and making other adjustments to copayments, quantity limits and exclusions. Physician education, utilization and prescribing pattern analysis will be increased. The company will also continue its hospital, physician and service recontracting strategy, using the more detailed data and analysis available through the company's information and operating strategy
(IOS), which is comprised of projects being implemented to improve business processes and systems. There can be no assurance that the company's initiatives to control future increases in medical cost trends to improve the medical loss ratio will be effective.

Commission expense increased by $0.9 million or 14.2% in the third quarter of 1997 primarily related to increased membership growth. The commission expense ratio edged up to 4.2% for the third quarter of 1997 as compared to 4.0% for the third quarter of 1996.

General and administrative expenses (excluding depreciation and amortization) increased by $1.2 million, or 3.7% in the third quarter of 1997 as compared to the third quarter of 1996. This increase is primarily due to a $1.2 million increase in HealthLink expenses.

Management previously announced its plans to improve the company's overhead cost structure by streamlining operations, focusing on the core business, reviewing investment priorities, and reducing legal, consulting, and non-essential vendor expenses. The achievement of overhead reduction goals was delayed, in part, by higher-than-expected staffing levels and additional resources needed to reduce claims backlog that occurred as claims processing relocated to the new customer service centers. The staffing resources required to resolve the claims backlog delayed the realization of $1.3 million of anticipated overhead savings. The company's general and administrative ratio (excluding depreciation and amortization) improved to 19.1% for the third quarter of 1997 compared to 20.3% for the third quarter of 1996.

Depreciation and amortization expenses increased by $1.5 million in the third quarter of 1997 as compared to the third quarter of 1996 primarily due to an increase of $1.4 million of amortization expenses for completed components of the company's information and operations strategy (IOS) project in the third quarter of 1997 as compared to the third quarter of 1996. See "Outlook - Information Strategies" for more information related to this project.

Non-recurring relocation charges in the third quarter of 1997 and 1996 include $0.1 million and $0.5 million, respectively, related to costs associated with the relocation of the company's St. Louis-based claims, customer service, billing, and provider services functions to its Springfield, Missouri facility and a new facility in Cape Girardeau, Missouri. The company expects to incur up to an additional $0.5 million in the fourth quarter of 1997 for costs to finalize this relocation.

On August 29, 1997, the company announced that it would create a loss reserve for its contract with the Missouri Consolidated Health Care Plan (MCHCP) in the range of $30 million to $40 million as discussed elsewhere herein. The company's third quarter 1997 operating loss reflects a $29.5 million loss reserve provision relating to the MCHCP contract (see "Contingencies - Litigation with MCHCP").

Operating Income

Operating income decreased $24.3 million in the third quarter of 1997 in comparison to the third quarter of 1996. Operating income, excluding the non-recurring relocation charges and the charge for loss reserves, increased $4.8 million in the third quarter of 1997 in comparison to the third quarter of 1996.

Net Investment Income

The third quarter 1997 net investment income of $4.8 million represents a $1.2 million increase over the third quarter of 1996, inclusive of a $0.8 million increase in interest and dividends. Interest increased in 1997 due to the company's intention of maintaining a greater proportion of its investments in fixed income securities.

Provision for Income Taxes

The company's effective income tax rate was 34.1% and 33.3% for the third quarters of 1997 and 1996, respectively. The company's effective income tax rate for 1997 and 1996 were affected by non-deductible goodwill amortization.

Net Income

The company's net loss of $22.8 million, or $1.22 per share, for the third quarter of 1997 represents a decrease of $14.9 million compared to the third quarter 1996 loss of $7.9 million, or $0.42 per share. Excluding the non-recurring relocation charges and the charge for loss reserves, the company's net loss for the third quarter of 1997 was $3.5 million, or $0.19 per share, compared to a net loss of $7.5 million, or $0.40 per share for the third quarter of 1996.

Comparison of Results for the Nine Months Ended September 30,
1997 to the Nine Months Ended September 30, 1996

Revenues

Premium revenue increased $46.0 million or 10.5% in the first three quarters of 1997 in comparison to the first three quarters of 1996. As described below, components of premium revenue were affected by shifts in product mix, rate increases, and other factors; and as a result, such changes may not be indicative of future periods. The company will continue to strive to establish its commercial premium rates based on anticipated health care costs. Depending on the level of future competition, customer acceptance of the company's premium increases, future health care cost trends or other factors, there can be no assurance that the company will be able to price its products consistent with health care cost trends.

PPO revenues increased $11.3 million primarily due to a 3.2% increase in net premium rates coupled with a slight increase in member months. Net rates increased due in part to the company's targeted general rate increases averaging 7% to 13% during enrollment periods in the first three quarters of 1997. Net rate increases are significantly below the targeted levels due in part to changes in deductibles, the timing of group renewals throughout the year, and product mix changes such as the continued shift in membership to AllianceChoice. Alliance PPO membership decreased by 48,975 members from September 30, 1996 to September 30, 1997 while AllianceChoice POS membership increased by 42,541 over the same time period. The company also began offering its PPO product in Illinois at the end of the first quarter of 1997. Included in the Alliance PPO member count are 1,200 PPO Illinois members at September 30, 1997. The company anticipates future enrollment gains in the central and southern regions of Illinois in the remainder of 1997 and throughout 1998.

HMO premium revenue increased $31.4 million or 30.8% - - $30.7 million due to a 31.9% increase in member months and $0.7 million due to a slight increase in net premium rates. Net premium rates have increased only slightly, despite the company's targeted renewal rate increases of 7% to 13% during enrollment periods in the first three quarters of 1997, due to HMO competition in the company's HMO service areas, the status of a large group (MCHCP) with which the company is currently involved in litigation (see "Contingencies - Litigation with MCHCP"), shifts in chosen benefit levels, changes in the geographic mix of the HMO business, and product mix shifts due to various new products. Membership increases were driven primarily by the company's BlueCHOICE Senior and HealthNet Blue POS products as well as the company's efforts to expand geographically within the State of Missouri. BlueCHOICE Senior gained 500 members (9.4%) from September 30, 1996 to September 30, 1997. HealthNet Blue POS gained 7,200 members (54.5%) over the same time period. As of September 30, 1997, there were approximately 14,600 members enrolled in BlueCHOICE HMO and POS products in the six-county area surrounding Joplin, Missouri, representing an increase of 7,700 members over September 30, 1996. In addition, as of September 30, 1997, there were 10,100 members enrolled in BlueCHOICE HMO and POS products in the southwest Missouri area surrounding Springfield, an increase of 8,400 over December 31, 1996. Partially included in the aforementioned HMO membership increases is an increase in the company's MCHCP membership of 13,600 between September 30, 1996 and September 30, 1997. The company's future enrollment growth in these products and geographic regions is dependent on network attractiveness, continued cooperation with physician hospital organizations, and other factors. There can be no assurance that these objectives will be realized. Future enrollment growth in the company's products offered to MCHCP and revenues generated therefrom are also dependent on the litigation with MCHCP and other factors (see "Contingencies - Litigation with MCHCP").

Premium revenue from Medicare supplement decreased by $0.6 million in the first three quarters of 1997. Member months decreased by 8.4% partially offset by an 8.3% increase in premium rates. Membership declines are partially attributable to members shifting to BlueCHOICE Senior.

Managed indemnity premium revenue decreased by $2.5 million due to a 25.2% decline in member months in keeping with the company's strategy to move towards more highly managed care products.

Revenue from other specialty services increased $6.4 million due primarily to a 16.0% increase in member months. The company's drug product, AllianceRx, continued to gain momentum with revenues increasing $5.6 million due to a 16.9% increase in member months in the first three quarters of 1997 as compared to the first three quarters of 1996.

Fees and other income from administrative services only/self-insured and network services increased by $3.8 million. ASO revenues from HealthLink increased by $7.3 million in the first three quarters of 1997 as compared to the first three quarters of 1996. HealthLink's 1997 and 1996 revenues include $5.3 million and $1.5 million of revenues, respectively from HealthLink HMO, Inc. (HealthLink HMO), which was only 50% owned by HealthLink (and not consolidated with the company's operations) prior to its May 31, 1996 acquisition from a subsidiary of Blue Cross and Blue Shield of Kansas City. HealthLink's revenues also increased due to membership gains in its PPO products of approximately 11.7% or 75,600 members from September 30, 1996 to September 30, 1997. HealthLink's increases to fees and other income were partially offset by decreases to revenue caused by higher stop loss claims expenses for the company's self-insured groups in 1997 and the company's declining PPO self-funded membership. The company expects further declines in its self-funded membership as three large self-funded group cancellations are effective as of January 1, 1998. As of September 30, 1997, these three groups encompassed approximately 72,000 members, approximately 30,000 of which are expected to enroll in HealthLink's self-funded ASO plans in 1998.

Operating Expenses

The overall medical loss ratio increased by 2.8% to 84.7% in the first three quarters of 1997 in comparison to 81.9% in the first three quarters of 1996 primarily as a result of 1) growth of lower margin products, 2) aggressive pricing in 1996 in order to retain and increase membership, 3) higher drug and outpatient utilization, 4) growth in regions outside of the metropolitan St. Louis area that have less cost efficient networks, 5) an increase to claims reserves of $3.0 million in 1997 for the estimate of claims which had been incurred but not reported in 1996, and 6) the poor performance of MCHCP that has resulted in large underwriting losses (see "Contingencies - Litigation with MCHCP"). There can be no assurance that the company's initiatives to control future increases in medical cost trends to improve the medical loss ratio will be effective.

The company's efforts in 1997 to modify its pharmacy benefits management program and recontract with physicians and ancillary service providers have not yet yielded targeted savings in the anticipated time frame. The drug cost trend (as a percentage) has remained in the low teens, driven by a combination of factors, including introduction of new drug therapies; physicians' use of newer, more expensive drugs; and physicians' decreased use of generic drugs in favor of specific drugs promoted by pharmaceutical companies. Among the medical cost control strategies targeted for 1998 are a combination of changes in the pharmacy program to save costs and increase member satisfaction through: allowing members to make choices, albeit with a higher member copayment; introducing a new three-tiered benefit design; and making other adjustments to copayments, quantity limits and exclusions. Physician education, utilization and prescribing pattern analysis will be increased. The company will also continue its hospital, physician and service recontracting strategy, using the more detailed data and analysis available through the company's information and operating strategy
(IOS), which is comprised of projects being implemented to improve business processes and systems. There can be no assurance that the company's initiatives to control future increases in medical cost trends to improve the medical loss ratio will be effective.

Commission expense increased by $2.5 million or 12.7% in the first three quarters of 1997 primarily related to increased membership growth. The commission expense ratio remained relatively flat at 4.1% for the first three quarters of 1997 compared to 4.0% for the first three quarters of 1996.

General and administrative expenses (excluding depreciation and amortization) increased by $8.7 million, or 9.2%. This increase is primarily due to a $4.7 million increase in HealthLink general and administrative expenses in the first three quarters of 1997 as compared to the first three quarters of 1996, inclusive of a $3.3 million increase in HealthLink HMO expenses.

Management previously announced its plans to improve the company's overhead cost structure by streamlining operations, focusing on the core business, reviewing investment priorities, and reducing legal, consulting, and non-essential vendor expenses. The achievement of overhead reduction goals was delayed, in part, by higher-than-expected staffing levels and additional resources needed to reduce claims backlog that occurred as claims processing relocated to the new customer service centers. The staffing resources required to resolve the claims backlog delayed the realization of $1.3 million of anticipated overhead savings. Excluding the $1.3 million of expenses for staffing resources in 1997 related to this claims backlog, the company's general and administrative ratio (excluding depreciation and amortization) improved to 19.3% for the first three quarters of 1997 compared to 19.7% for the first three quarters of 1996.

Depreciation and amortization expenses increased to $15.6 million for the first three quarters of 1997 compared to $10.8 million for the first three quarters of 1996. The primary cause for this $4.8 million increase is an additional $3.6 million of IOS amortization expense incurred in the first three quarters of 1997 as compared to the first three quarters of 1996. See "Outlook - Information Strategies" for more information related to the IOS project.

Non-recurring relocation charges in the first three quarters of 1997 and 1996 include $3.0 million and $3.3 million, respectively, related to costs associated with the relocation of the company's St. Louis-based claims, customer service, billing, and provider services functions to its Springfield, Missouri facility and a new facility in Cape Girardeau, Missouri. The company expects to incur up to an additional $0.5 million in the fourth quarter of 1997 for costs to finalize this relocation.

On August 29, 1997, the company announced that it would create a loss reserve for its contract with the Missouri Consolidated Health Care Plan (MCHCP) in the range of $30 million to $40 million as discussed elsewhere herein. The company's 1997 year-to-date loss reflects a $29.5 million loss reserve provision relating to the MCHCP contract. See "Contingencies
- Litigation with MCHCP".

Operating Income

Operating income decreased $45.6 million in the first three quarters of 1997 in comparison to the first three quarters of 1996. Excluding the non-recurring relocation charges and the charge for loss reserves, operating income decreased by $16.4 million.

Net Investment Income

Net investment income in the first three quarters of 1997 was $28.6 million, representing a $15.0 million increase over the first three quarters of 1996, inclusive of a $13.5 million increase in net realized gains. Realized gains in the first three quarters of 1997 include a $5.7 million gain on the sale of company-owned life insurance policies as well as additional 1997 net realized gains from the liquidation of equity securities due to the company's intent to increase its holdings of fixed income securities and the company's decision to repay $15.0 million of its debt.

Provision for Income Taxes

The company's effective income tax rate was 28.9% and 57.6% for the first three quarters of 1997 and the first three quarters of 1996, respectively. The company's effective income tax rate for 1997 was affected by gains from the liquidation of company-owned life insurance policies as well as non-deductible goodwill amortization. The 1996 effective rate was also affected by non-deductible goodwill amortization.

Net Income

The company's net loss for the first three quarters of 1997 was $18.9 million, or $1.01 per share, compared to net income of $1.7 million, or $0.09 per share, for the first three quarters of 1996. Excluding the non-recurring relocation charges and the charge for loss reserves, the company had net income of $2.2 million, or $0.12 per share, representing a decrease of $1.6 million compared to the net income of $3.8 million, or $0.20 per share, for the first three quarters of 1996.


Liquidity and Capital Resources

The company's working capital as of September 30, 1997 was $77.4 million, a decrease of $31.5 million from December 31, 1996. The decrease is partially attributable to a $15.0 million repayment of a portion of the $62.0 million of funds that were borrowed in August 1995 from the company's reducing revolving credit facility in conjunction with the company's acquisition of HealthLink. Also, the company's charge to accrue a loss reserve related to MCHCP resulted in a current liability as of September 30, 1997 of $8.2 million. In addition, the company capitalized $14.3 million of costs for property and equipment purchases, $13.0 million of which relates to capitalized IOS development costs. The company's unrealized net appreciation of investments available for sale decreased by $8.5 million in 1997 as most of the unrealized gains existing at December 31, 1996 were realized in 1997 as the company liquidated equity securities and company-owned life insurance policies.

Net cash used in operations totaled $13.1 million for the nine months ended September 30, 1997. The company's net loss was $18.9 million which included (on a before tax basis) $16.6 million of realized gains from the sale of investments, $29.5 million for the MCHCP loss reserve charge, and $15.6 million of depreciation and amortization expenses. In addition, other assets, medical claims payable, receivables from members, and net intercompany receivables were affected by the timing of operating cash payments and receipts, as well as changes in membership and utilization and claims payment trends.

Subsequent to the third quarter of 1997, the company amended its revolving credit facility (the Credit Facility), the material terms of which are as follows: (1) the borrowings under the Credit Facility will bear interest at 2.75% above the one month floating London Interbank Offered Rate (LIBOR),
(2) certain financial covenant calculations were modified and the financial covenant requirements were adjusted, (3) the maximum commitment of the Credit Facility was reduced to $50 million as of October 1, 1997 with $1.25 million quarterly reductions through 1998 and subsequent $2.5 million quarterly reductions through June 30, 2000, with the remaining $30,000,000 commitment under the Credit Facility terminating on August 10, 2000, (4) mandatory reductions to the commitment, together with prepayments, are required upon the happening of certain extraordinary events, (5) stricter limits were placed on the company's ability to incur additional debt, and (6) stricter limits were placed on capital expenditures as well as the company's ability to make investments and acquisitions.

On August 29, 1997, the company reported the commencement of the litigation with MCHCP and estimated losses (giving effect to all possible renewal terms of the MCHCP contract without requested rate increases) in the range of $30 million to $40 million. In the third quarter of 1997, the company took a pre-tax charge of $29.5 million, which was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. There can be no assurance that the amount of the reserve taken in the third quarter would be sufficient to cover all losses which may be associated with the MCHCP contract, which losses could have a material adverse effect on the company and the market for the company's stock.

In addition, the company is seeking approval from the Missouri
Department of Insurance with regard to the statutory capitalization of its HMO subsidiary.


Recent Developments

Information Strategies

In 1995, the company implemented a comprehensive information and operations strategy (IOS) to assist in implementing the company's managed care strategy of delivering the lowest cost medical care consistent with quality outcomes. The company believes that controlling medical costs in the future will be highly dependent on readily accessing both member and provider medical information at a detail level which provides real-time analytical support. The company receives capital expenditure authorizations from the Board of Directors to expend funds for the project subject to periodic review by an ad-hoc committee of the Board. In the first nine months of 1997, the company incurred capitalized expenditures of $13.0 million on this project. Cumulatively, since 1995, the company has incurred capitalized expenditures of $34.8 million. While the IOS project is initially dilutive to earnings per share, it is believed that opportunities exist for significant medical and administrative savings resulting from the program. There can be no assurance that the ultimate impact of this IOS project will contribute to earnings per share or reduce medical costs.

Year 2000 Issue

In January 1996, the company began converting its computer systems to be year 2000 compliant (e.g. to recognize the difference between 1999 and 2000 as one year instead of negative 99 years). The company expects that at December 31, 1997, approximately 25% of the company's systems will be compliant, with all systems expected to be compliant by March 31, 1999. The total cost of the project is estimated to be between $8 million and $10 million. The company is expensing all costs associated with these system changes. During 1996 and through September 30, 1997, $1.8 million had been cumulatively expensed on this project.


Recently Issued Accounting Standards

During March 1997, the Financial Accounting Standards Board
(FASB) released Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which changed the computation and disclosure of earnings per share. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 and earlier application is not permitted. Under the company's current capital structure, the adoption of SFAS No. 128 will not have a material impact on the company's determination of earnings per share.

In addition, the FASB recently released SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and is effective for periods ending after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The standard will require all companies to present all non-owner changes in equity, e.g. market value adjustments to investments and adjustments to the minimum pension liability, in a full set of financial statements. The new rules will be effective beginning first quarter of 1998 and companies will only be required to report total comprehensive income for interim
periods.    SFAS No. 131 establishes standards for the way
that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information.

Medicaid business

The company has made a decision to discontinue its Medicaid product in the 18-county central Missouri region as of March 31, 1998. This determination was made due to what the company believes were unreasonable demands and rate restrictions mandated by the State of Missouri. As of September 30, 1997, the company had approximately 5,000 members enrolled in its Medicaid product.

Operating Outlook

The following statements are based on year-to-date 1997 activity and short-term expectations. The statements are forward-looking and actual results may differ materially.

The company is no longer expecting to return to operating profitability in 1997 due to a combination of pricing and medical cost trend issues. In addition, 1998 will be a transitional year with targeted improvements and the expectation of entering 1999 with a strong operating base.

As of September 30, 1997, the small group rate restrictions in the St. Louis market imposed by the Missouri Department of Insurance as a condition of RightCHOICE's 1995 acquisition of HealthLink have expired. RightCHOICE's small group business comprises approximately 60% of the company's revenues. In addition, the underwriting cycle has returned to double-digit rate increases throughout much of the market. The company's intention is to price its products to allow for a reasonable profit while recognizing that the company's retention rates may decrease if members choose competing plans offering substantially lower rates. The company plans to focus on providing members with the best possible service at the best possible prices.

The company's performance targets for 1998 include: overall premium revenue growth per member per month in the 9 percent to 10 percent range, reflecting price increases in the high teens to low twenties (in percentages) for some categories of members, consistent with market trends; maintaining the medical loss ratio in the low eighties, with an anticipated net medical cost increase per member per month of approximately 5 percent to 7 percent, inclusive of pharmacy benefits, medical services, and the cost of government-mandated benefits; continued reduction in core overhead expenses, with amortization expense for IOS, investments in programming to accommodate the year 2000, and other initiatives contributing to a general and administrative expense ratio in the low twenties.

The company's ability to deliver these performance targets is dependent on achieving targeted sales to new members and retention rates at higher prices, and realizing projected medical and overhead cost savings.

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

While the company believes, after reviewing these matters with legal counsel, that BCBSMo's legal position is strong, the risks and uncertainties of litigation are such that there can be no assurance that BCBSMo will prevail on all remaining claims, that the appellate court will affirm all the rulings of the trial court favorable to BCBSMo and will reverse the rulings of the trial court adverse to BCBSMo, that the DOI and Attorney General will not pursue administrative action during or after these proceedings, or that any such action would not have a material adverse impact on the company or the market for the company's stock.

BCBSMo has filed an action against the Missouri Attorney General seeking declarations that (1) BCBSMo is a mutual benefit type of nonprofit corporation under Chapter 355 of the Missouri Revised Statutes and (2) BCBSMo does not hold its assets in a constructive, charitable or other trust for the benefit of the public generally, but rather holds its assets for the benefit of its subscribers. This action was filed in response to continued public and private statements by the Attorney General, the DOI and others that BCBSMo is a public benefit type of nonprofit corporation that holds its assets for the benefit of the public generally.

While the company believes, after reviewing these matters with legal counsel, that BCBSMo's legal position is strong, the risks and uncertainties of litigation are such that there can be no assurance that BCBSMo will prevail on all issues. If it does not, it is possible that actions could be taken by BCBSMo, the Attorney General, the DOI, the BCBSA or others which could have a material adverse impact on the company or the market for the company's stock, as described under the same caption in Note 2 "Contingencies" which is incorporated herein by reference.

Status of Blue Cross and Blue Shield Trademark Licenses

The company and certain of its subsidiaries have temporary licenses to use the "Blue Cross" and "Blue Shield" names, trademarks and service marks as described under the same caption in Note 2 "Contingencies" which is incorporated herein by reference. The company believes that the right to use the Blue Cross and Blue Shield names and marks provide it with a significant marketing advantage in its licensed service area. As explained in Note 2, if BCBSMo's litigation against the DOI and the Attorney General is not resolved in a manner that is in the best interests of the BCBSA, the marks and the other Blue plans, then the company's temporary licenses to use such names and marks may be terminated (and a permanent license may not be issued). The loss of such licenses and the obligation of the company to pay the $25 per enrollee termination fee and provide notice of termination to enrollees would have a material adverse effect on the company and the market for the company's stock. See "Factors that May Affect Future Results of Operations, Financial Condition or Business - Litigation with DOI and Attorney General."

Litigation with MCHCP

The company and MCHCP have filed lawsuits against one another as described under the same caption in Note 2, "Contingencies" which is incorporated herein by reference. While the company believes that its legal position in the litigation with MCHCP is meritorious, the outcome of that litigation cannot be predicted with certainty. Should MCHCP prevail, the company could be held contractually bound to serve the MCHCP members through the year 2000 at the rates contracted for in 1995, with annual rate increases, if any, which are far less than necessary to permit the company to recover its costs in serving those members. Should MCHCP continue its policy of indiscriminate admission of all applying public entities, regardless of their loss histories, the losses to the company could increase from year to year as the MCHCP public entity membership grows which losses could have a material adverse effect on the company and the market for the company's stock, as described under the same caption in Note 2, "Contingencies" which is incorporated herein by reference.

Government Regulations and Health Care Reform

The company operates its managed health care business principally through wholly owned subsidiaries whose business is subject to extensive federal, state and local laws and regulations. To date, these laws and regulations have not had a significant negative impact on the growth of the company's business. However, there can be no assurance that the company will be able to obtain or maintain required governmental approvals or licenses or that any regulatory reform such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA), Missouri's House Bill 335 (HB335), and mandatory benefits (e.g. mandatory maternity benefits), which have all increased the regulatory requirements imposed on the company and its subsidiaries, will not have a material adverse effect on the company's business or results of operations in the future.

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

Dependence on Key Management

The company depends to a significant extent on key management members. Although the company has experienced turnover in certain key management positions in the past, those positions have been successfully filled. However, there can be no assurance that the loss of current key management would not result in a material adverse effect on the company's results of operations, financial condition or business.

Variability of Quarterly Operating Results and Stock Price

The company's quarterly results of operations could be adversely affected by the timing of new product and service introductions, competitive pricing pressures, contract renegotiations with customers and providers, fluctuations in the medical loss ratio (due to changes in utilization, timing of submission of claims presented for payment in the period and the unpredictability of unusually large claims), increases in commission expenses and general and administrative expenses, changes in interest rates, acquisitions, governmental and regulatory actions, overall market conditions, and other factors. The company's stock price may experience significant price and volume fluctuations in response to these and other internal and external factors which cause variations in its quarterly results of operations and in the volatility of the stock markets generally.

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

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

Note 2 to the Consolidated Financial Statements in Part I,
Item 1 contains a description of various pending and threatened claims, including a description of the subscriber class action lawsuit filed on March 15, 1996, litigation with the Missouri
Department of Insurance (DOI), the Director of the DOI, and the Missouri Attorney General, litigation with the Missouri
Consolidated Health Care Plan (MCHCP), and other legal proceedings, which descriptions are incorporated by reference herein. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that
May Affect Future Results of Operations, Financial Condition or Business."

ITEM 2.     Changes in Securities

             None.

ITEM 3.     Defaults Upon Senior Securities

             None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

             None.

ITEM 5.     Other Information

             None.

ITEM 6.     Exhibits and Reports on Form 8-K

     a)      Exhibits

Exhibit
Number    Exhibit

The following exhibits are submitted herewith:

3.2       Amended and Restated Bylaws of the Registrant dated October
          27, 1997.

10.6.2 Amendment to Temporary Blue Cross License Agreement between Blue Cross and Blue Shield Association
          (BCBSA) and BCBSMo dated February 7, 1997.

10.7.2 Amendment to Temporary Blue Shield License Agreement between BCBSA and BCBSMo dated February 7, 1997.

10.36.6 Sixth Amendment to the Credit Agreement dated as of September 30, 1997.

10.51     Executive Employment Agreement of John A. O'Rourke dated
          February 27, 1997.

11        Statement regarding computation of earnings per share.

27        Financial Data Schedule (Electronic Filing Only).

      b)     Reports on Form 8-K:

The company filed a report on Form 8-K dated August 29, 1997.
This filing was made in connection with the company's press release relating to litigation with the Missouri Consolidated
Health Care Plan (MCHCP).



                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    RIGHTCHOICE MANAGED CARE, INC.
                                    Registrant


Date:  November 12, 1997            By: [s] JOHN A. O'ROURKE
                                        John A. O'Rourke
                                        President and Chief Executive Officer


Date:  November 12, 1997            By: [s] SANDRA VAN TREASE
                                        Sandra Van Trease
                                        Chief Financial Officer,
                                        Executive  Vice  President
                                        and Chief Operating Officer