Form 10-K
period 1997-12-31
RIGHTCHOICE MANAGED CARE INC
filed 1998-03-24
CIK 921766

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-K


     X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


Commission file number:  1-13248



RIGHTCHOICE MANAGED CARE, INC.
(Exact name of registrant as specified in its charter)


          Missouri                            43-1674052
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)


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

Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


The aggregate market value of Class A Common Stock (voting) held by non-affiliates of the Registrant as of March 6, 1998, was approximately $21,272,307* (based on last reported sale price of $10.50 per share on March 6, 1998, on the New York Stock Exchange).

As of March 6, 1998, 3,709,000 shares of the Registrant's Class A
Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on May 12, 1998. Certain information therein is incorporated by reference into Part III hereof.









*Only shares of Class A Common Stock held beneficially by directors and executive officers of the Registrant and persons or entities filing Schedules 13G and received by the Registrant have been excluded in determining this number. All shares of Class B Common Stock have been excluded.

PART I


ITEM 1.  BUSINESS


General Description of Business

RightCHOICE Managed Care, Inc., (RightCHOICE, RIT or the company) is the largest provider of managed health care benefits in Missouri, in terms of members. As of December 31, 1997, RightCHOICE served approximately 1.96 million commercial members, a large proportion of whom reside in metropolitan St. Louis, Missouri. The company offers a comprehensive array of managed health care products and services which the company segregates into two distinct segments. Note 14 entitled "Segment information" of Part II, Item 8, Financial Statements and Supplementary Data, contains financial information relating to the company's segments. The company's underwritten segment includes preferred provider organization (PPO), point-of-service (POS), health maintenance organization (HMO), Medicare supplement, and specialty managed care, as well as managed indemnity benefit plans. The company's self-funded segment includes third-party administrator (TPA), administrative services only (ASO), and network rental services for self-insured organizations. The types of benefits provided by the products and services are comprised of hospital care, ambulatory and outpatient care, physician services, pharmacy, dental care, eye care, mental health care and health education. The company receives premium revenue in exchange for the assumption of both medical and administrative risks for its PPO, POS, HMO, Medicare supplement, specialty managed care and managed indemnity benefit plans. With respect to the TPA, ASO, and network rental services, the company generally assumes no responsibility for medical costs and receives compensation for the provision of administrative services. For the year ended December 31, 1997, approximately 62 percent of the company's revenues were from sales to insured employer groups (typically those with fewer than 100 employees); approximately 30 percent of the company's revenues were from underwritten sales to individuals; and approximately 8 percent of the company's revenues were from fees paid by self-funded employer groups (typically those with more than 100 employees).

The company was organized to own and operate all of the managed health care business of Blue Cross and Blue Shield of Missouri (BCBSMo). BCBSMo is the sole holder of the company's Class B Common Stock. The holders of Class A Common Stock have one vote per share and the holders of Class B Common Stock have 10 votes per share. BCBSMo and the holders of the Class A Common Stock have control over approximately 97.6 percent and 2.4 percent, respectively, of the combined voting power of both classes of common stock. The company is a licensee of the Blue Cross and Blue Shield Association (BCBSA), the national trade association of Blue Cross and Blue Shield licensees, each of which holds exclusive right to use the Blue Cross and/or Blue Shield names, trademarks and service marks in specific geographic areas. Each licensee, including the company and BCBSMo, is an independent legal organization and is not responsible for the obligations of other BCBSA licensees. Pursuant to licenses from BCBSA, the company has the exclusive right to do business under the name Alliance Blue Cross Blue Shield and to use the Blue Cross and/or Blue Shield names, trademarks and service marks for all of the managed health care products and services it offers in 85 of the 115 counties in Missouri making up its service area. This service area has a population of approximately 3.9 million and includes four of the five largest cities in Missouri and excludes Kansas City. The company cannot, however, use those trademarks or service marks outside its licensed service area and therefore currently does business in unlicensed areas under the name Healthy Alliance Life Insurance Company (HALIC) and RightCHOICE Insurance Company (RIC). The company believes that the widespread and positive recognition of the Blue Cross and Blue Shield names, trademarks and service marks will continue to provide a significant marketing advantage in its service area, particularly as health care reform and competitive pressures narrow price differences among health care benefit plans. Additionally, the company believes that the importance of the trademarks and service marks may lead to cooperative affiliations of Blue Cross and Blue Shield licensees and may alleviate the need for unbranded products. If BCBSMo were to lose its right to use the names and trademarks, the company might also be at risk to lose the use of these names and trademarks. Note 13 entitled "Contingencies - Status of Blue Cross and Blue Shield trademark licenses" of Part II, Item 8, Financial Statements and Supplementary Data, contains information describing litigation uncertainties with respect to the company's continued use of these names, trademarks, and service marks.

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

Underwritten Products

PPO Product Group

Alliance PPO

The company's Alliance PPO is one of the largest PPOs in Missouri in terms of members and offers services to approximately 232,200 members (including approximately 89,300 members on a self-funded basis). The company believes that the Alliance PPO also has the most extensive geographic coverage in Missouri, servicing 100 of the 115 counties in the state. In the St. Louis metropolitan area, the Alliance PPO network includes approximately 90 percent of all hospital beds.

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

The company's Alliance network is one of the largest in Missouri in terms of geographic scope and number of providers. The company has Alliance contracts with approximately 7,000 physicians and 96 hospitals. Alliance benefit plans are offered in the central region of Missouri through Preferred Health Plans of Missouri, a PPO network owned by the company as of December 31, 1997. A HealthNet Blue PPO product is also offered to both groups and individuals in southeast Missouri. There were approximately 4,200 members enrolled in the company's HealthNet Blue PPO products as of December 31, 1997. See "HMO Product Group - HealthNet Blue POS" for recent information related to changes in the company's HealthNet Blue products.

Through a network access and financial reinsurance agreement with Blue Cross and Blue Shield of Kansas City (BCBSKC), RightCHOICE has members residing in the Kansas City plan's license area that are able to access the BCBSKC's preferred networks and likewise, members of a BCBSKC subsidiary residing in RightCHOICE's Alliance trade area can access the Alliance preferred provider networks in that area. As a result of the agreements, members of either plan who are enrolled through state-wide employers or associations will be able to use the provider network of the Blue Cross and Blue Shield company where they live. Through the financial reinsurance transaction, RightCHOICE now shares underwriting risks and profits on the affected members, while reducing administrative costs.

Illinois PPO

The company began offering group and individual PPO coverage through its RightCHOICE Insurance Company subsidiary in southern Illinois in the first quarter of 1997. The company utilizes the HealthLink provider network to offer these products to the approximately one million residents in this region. HealthLink is the company's network rental subsidiary. These PPO products accounted for approximately 2,200 members as of December 31, 1997.

AllianceChoice POS

AllianceChoice POS is RightCHOICE's non-gatekeeper model POS with a selective hospital network comprised of cost-effective providers in the St. Louis metropolitan area who benefit from a comprehensive physician incentive model. AllianceChoice provides flexibility in selecting a provider at a premium level that is generally higher than HMO but less than PPO premiums. The AllianceChoice network serves approximately 131,900 members, including both group and individual members, and includes contractual arrangements in the St. Louis metropolitan area with 5,000 physicians and 17 hospitals.

HMO Product Group

BlueCHOICE HMO and POS Products

The company's subsidiary, HMO Missouri, Inc. (BlueCHOICE) offers a federally qualified HMO with a service area that currently includes 60 counties in Missouri and two counties in Illinois. BlueCHOICE's operations are concentrated in the St. Louis metropolitan area, where it currently is the third largest HMO based upon number of members. BlueCHOICE is an independent practice association (IPA) model network, through which the company contracts directly with local providers for plan members' health services. The BlueCHOICE network, which supports both HMO and POS products, has contractual arrangements with approximately 3,700 physicians and 60 hospitals.

The company offers its BlueCHOICE POS Plus products in metropolitan St. Louis, southwest Missouri, and the central region of Missouri through the BlueCHOICE HMO network. BlueCHOICE POS Plus is a gatekeeper model POS plan that provides members with comprehensive coverage for network health care services with modest copayment requirements. When using their primary care physician as coordinator of benefits, members receive maximum financial benefits for preventive care, referred specialist services, and inpatient services.

The BlueCHOICE and BlueCHOICE POS programs are now available in Springfield, Missouri, for both individuals and groups through an arrangement with Primrose Health Care Services, a physician-hospital organization jointly owned by physicians and Cox Hospitals, one of the leading tertiary care centers in the area.

Through an arrangement with Freeman Hospitals and Health System, beginning in July 1995, BlueCHOICE HMO and POS products are offered in the six-county area surrounding Joplin, Missouri.

HealthNet Blue POS

HealthNet Blue POS is a non-gatekeeper HMO product offered to employee groups within a seven-county region in southeast Missouri that provides members with comprehensive coverage for network health care services, including preventive care, in-office physician care, and maternity coverage for a minimal office visit copay charge. At December 31, 1997, there were approximately 21,800 group members enrolled in the underwritten HealthNet Blue HMO product.

Prior to December 31, 1997, the company offered the HealthNet Blue products pursuant to a joint venture agreement with MedAmerica HealthNet, Inc. (MHI), a physician-hospital organization. MHI filed for bankruptcy and voted to dissolve the physician hospital organization. Consequently, the pertinent provisions of the provider contracts between MHI and the southeast Missouri doctors, hospitals, and ancillary service providers were selectively assigned to the company in early 1998. These providers include approximately 262 physicians (representing 90 percent of the region's physician providers) and five area hospitals and medical centers. The company is currently negotiating with these providers for their participation in the Alliance network.

BlueCHOICE Senior

BlueCHOICE provides medical benefits at least as comprehensive as Medicare benefits for persons eligible to receive Medicare (parts A and B) at no or minimal cost to the member. Under this program, the Health Care Financing Administration of the United States Department of Health and Human Services (HCFA) pays a fixed premium for coverage of each member at a rate approximating 95 percent of the Medicare area average per capita cost, subject to annual review and adjustment by HCFA.

BlueCHOICE Medicaid (MC+)

The company has made a decision to discontinue its Medicaid product in the 18-county central Missouri region as of March 1998. This determination was made due to what the company believes were unacceptable terms proposed by the State of Missouri. As of December 31, 1997, the company had approximately 5,100 members enrolled in its Medicaid product.

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

Specialty Products

The company offers various products to supplement its medical coverage products. These products include dental care, eye care, mental health care and health care education. In addition, the company also manages mental health and substance abuse services through its Harmony program. The company also provides prescription benefits through its AllianceRx managed care product. In March 1997, the company entered into a three-year agreement with a pharmacy benefits manager, Express Scripts, Inc. The contract covers approximately 480,100 members, under most of the company's plans. The company continues its efforts to control rising prescription drug costs while offering members freedom of choice. The company provides a three-tier copayment program that encourages physicians and members to use the most cost effective drugs within a drug class. The program includes a higher member copay for brand name drugs that are included on the company's formulary as compared to their generic equivalents. The program also allows for the purchase of brand name drugs that are not included on the company's formulary by requiring an even higher (third-tier) member copayment.

Self-funded Products

Administrative and Network Services

As of December 31, 1997, the company serviced self-funded health plans covering approximately 1,461,100 members (including 1,112,400 HealthLink members). These arrangements include TPA, ASO and network rental contracts of varying complexity. The company assists self-funded employers in designing benefit packages, claims processing, adjudication and administration, utilization management, generation of management reports and other related matters. The company also enables employees with self-funded health plans to access the company's aforementioned PPO and HMO provider networks and to realize savings through the company's favorable provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives.

HealthLink, Inc.

HealthLink, Inc. (HealthLink), a regional managed health care organization, serves a seven-state area in the Midwest, providing health care network rental and utilization review services primarily to unions, commercial insurers and corporations that fund their own health plans. HealthLink is not an insurance company and does not assume any underwriting risks. Its revenues are derived from network rentals and administrative services fees. HealthLink had 746,800 PPO administrative services members and 344,700 workers' compensation members as of December 31, 1997. In addition, HealthLink owns HealthLink HMO, Inc. (HealthLink HMO), a Missouri HMO with approximately 20,900 members as of December 31, 1997, all located in the greater St. Louis area. HealthLink HMO is a state-qualified health maintenance organization that provides health care services principally for a predetermined, prepaid periodic fee to enrolled subscriber groups and individuals of selected insurance companies. HealthLink HMO's primary service area currently includes the St. Louis, Missouri, metropolitan area.

The acquisition of HealthLink in August 1995 provided RightCHOICE with an effective and flexible network rental vehicle, particularly for the large group segment; established brand name and respected reputation; an HMO network that includes a leading St. Louis provider network not previously included in RightCHOICE's HMO product offerings and an established network in Missouri and central and southern Illinois, with a presence in Indiana, Iowa, Kentucky, Arkansas, and West Virginia. In the first quarter of 1997, the company began utilizing the HealthLink network in central and southern Illinois by selling underwritten PPO products to both groups and individuals.

The EPOCH Group, L.C.

The EPOCH Group, L.C. (Epoch), a limited liability company, is a joint venture between the company and BCBSKC combining their third-party administrator (TPA) businesses to streamline operations, develop new geographic markets, and provide new administrative services to new types of businesses, such as health care provider organizations.
Epoch is owned equally by the company and a subsidiary of BCBSKC. Three TPA companies were combined to form Epoch--Healthy Benefit Alliance, Inc. and Pension Associates Incorporated (both formerly owned by the company) and LaHood & Associates (20 percent owned by the company and 80 percent owned by BCBSKC prior to the transaction). The company invested cash and other net assets of $5.3 million in this joint venture. Epoch serves approximately 260 businesses primarily in the Midwest, representing 628,200 members as of December 31, 1997.

"Safe Harbor" Statement

Except for the historical information contained herein, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements typically, but not exclusively, are identified by the inclusion of phrases such as "the company anticipates," "the company believes,"
"the company expects," "the company plans," "the company intends," and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that may cause the company's actual results of operations, financial condition or business performance to be materially different from the results of operation, financial condition or business performance expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the Office of Personnel Management audit of BlueCHOICE, pending litigation including the subscriber class action litigation, litigation with Missouri
Department of Insurance and Missouri Attorney General, administrative action initiated by the Department of Insurance, the outcome of litigation with Missouri Consolidated Health Care Plan, other litigation, potential loss of "Blue Cross" and "Blue Shield" licenses by BCBSMo, the company and its controlled affiliates, government regulation and health care reform, market competition and consolidation, escalating health care costs, dependence on sales to individuals, recontracting efforts and potential nonrenewal of subscriber and provider agreements, voting control by BCBSMo, changes in key management, variability of operating results and stock price, credit facility restrictions, the year 2000 issue, and other factors discussed below in the section entitled "Factors that May Affect
Future Results of Operations, Financial Condition or Business" as well as those discussed elsewhere in the company's SEC reports.

Factors that May Affect Future Results of Operations, Financial
Condition or Business

Pursuant to the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, added to those Acts by the Private Securities Litigation Reform Act of 1995, the company is identifying important risks and uncertainties that could cause the company's actual results of operations, financial condition or business to differ materially from its historical results of operations, financial condition or business, or the results of operations, financial condition or business contemplated by forward-looking statements made herein or elsewhere orally or in writing. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

OPM audit

The company, through its subsidiary, HMO Missouri, Inc. (BlueCHOICE), received a draft audit report from the Office of Personnel Management
(OPM) in November 1995 in connection with services provided by BlueCHOICE under the Federal Employee Health Benefit Program. This report indicated that BlueCHOICE had a potential liability of $7.5 million. In 1998, BlueCHOICE received correspondence from the U.S. Department of Justice requesting a meeting with BlueCHOICE regarding in excess of $6.5 million in payments (alleged overcharges) received during the reconciliation process for the years 1990 through 1994.
If it is found that BlueCHOICE knowingly received overpayments, BlueCHOICE could be subject to civil penalties of up to $10,000 per certified reconciliation statement, treble damages for the amount of such overcharges and interest. These items are further described under the same caption in Note 13 entitled "Contingencies" of Part II, Item 8, Financial Statements and Supplementary Data. At this time, management is unable to determine the final dollar amount which may be required to resolve the audit findings. There can be no assurance that the resolution of these findings will not have a material adverse effect on the company and the market for the company's stock.

Subscriber class action litigation

On March 15, 1996, a class action suit was filed against the company, BCBSMo, HealthLink, Inc., and certain officers of the company as described under the same caption in Note 13 entitled "Contingencies" of Part II, Item 8, Financial Statements and Supplementary Data. The plaintiffs' claims relate to an alleged conversion of BCBSMo from a not-for-profit entity to a for-profit entity and payment of excessive compensation to management. The complaint further alleges that certain amendments to BCBSMo's Articles of Incorporation were improper, that the purchase of HealthLink was at an excessive price, and that HealthLink operates under contracts providing for illegal discounts by health care providers. The plaintiffs seek restitution, compensatory damages, and punitive damages in unspecified amounts, as well as injunctive and other equitable relief. BCBSMo and the company believe the claims are without merit and intend to vigorously defend the action; however, there can be no assurance that BCBSMo and the company will be successful and that the ultimate outcome will not have a material adverse affect on the company and the market for the company's stock.

Litigation with DOI and Attorney General

BCBSMo has filed an action against the Missouri Department of Insurance (DOI), the Director of the DOI, and the Missouri Attorney General seeking a declaratory judgment and other relief with respect to the Reorganization and Public Offering, as described under the same caption in Note 13 entitled "Contingencies" of Part II, Item 8, Financial Statements and Supplementary Data. While BCBSMo has prevailed on most issues, the Circuit Court of Cole County, Missouri (the Court) has ruled that BCBSMo has continued to exceed or abuse its statutorily permissible purposes and is subject to judicial dissolution proceedings or alternative remedies if found to be in the public interest or the interest of its members. This issue and the prior rulings favorable to BCBSMo are on appeal and additional claims are pending at the trial court. With oral arguments presented before the Missouri Appeals Court - Western District on February 24, 1998, an opinion is not expected before summer.

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

The Missouri Attorney General and the Missouri DOI have also filed actions against BCBSMo and the company relating to discontinued copayment practices and the DOI's market conduct study, respectively, as described under the same caption in Note 13, entitled
"Contingencies" of Part II, Item 8, Financial Statements and
Supplementary Data.

While the company believes, after reviewing these matters with legal counsel, that BCBSMo's and the company's legal positions are strong, the risks and uncertainties of litigation are such that there can be no assurance that BCBSMo and the company will prevail on all issues, that the appellate court hearing the appeal of the judgments relating to the Reorganization and Public Offering will affirm all the rulings of the trial court favorable to BCBSMo and will reverse the rulings of the trial court adverse to BCBSMo, that the DOI and Attorney General will not pursue administrative action during or after these proceedings, or that any of such actions would not have a material adverse impact on the company or the market for the company's stock. If BCBSMo or the company does not prevail in all of these matters, it is possible that actions could be taken by BCBSMo, the Attorney General, the DOI, the BCBSA or others which could have a material adverse impact on the company or the market for the company's stock, as described under the same caption in Note 13 entitled "Contingencies" of Part II, Item 8, Financial Statements and Supplementary Data.

Status of Blue Cross and Blue Shield Trademark Licenses

The company and certain of its subsidiaries have licenses granted by the Blue Cross and Blue Shield Association (BCBSA) (reinstated from temporary licenses previously granted) to use the "Blue Cross" and "Blue Shield" names, trademarks and service marks as described under the same caption in Note 13 entitled "Contingencies" of Part II, Item 8, Financial Statements and Supplementary Data. The company believes that the right to use the Blue Cross and Blue Shield names and marks provides it with a significant marketing advantage in its licensed service area. As explained in Note 13, if BCBSMo's and the company's litigation against the DOI and the Attorney General is not resolved in a manner that is in the best interests of the BCBSA, the marks and the other Blue plans, then the company's licenses to use such names and marks may be terminated. The loss of such licenses and the obligation of the company to pay a $25 per enrollee termination fee and provide notice of termination to enrollees would have a material adverse effect on the company and the market for the company's stock. See "Litigation with DOI and Attorney General."

Litigation with MCHCP

The company and the Missouri Consolidated Health Care Plan (MCHCP) have filed lawsuits against one another as described under the same caption in Note 13 entitled "Contingencies" of Part II, Item 8, Financial Statements and Supplementary Data. On March 16, 1998, MCHCP voluntarily dismissed its suit against the company which had accused the company of anticipatory breach of contract and tortious interference with MCHCP's members. On March 19, 1998, the trial court made certain rulings adverse to the company on summary judgment which are described in Note 13 referred to in the preceding sentence. The company is considering its options in light of those rulings, including a possible appeal. If the trial court's order becomes final, the company would be contractually bound to serve the MCHCP members through the year 2000 at the rates contracted for in 1995, with annual rate increases, if any, which are no more than the annual increase in the medical cost component of the Consumer Price Index and far less than necessary to permit the company to recover its costs in serving those members. In the third quarter of 1997, the company recorded a pre-tax charge of $29.5 million, which was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. The company was advised by the DOI in March, 1998, that the entire amount of the reserve for the MCHCP contract recorded by the company for projected losses under the contract through the year 2000 must, for statutory accounting purposes, be recorded by the company's subsidiary, HMO Missouri, Inc. (BlueCHOICE), on its statutory filings with the DOI. With the prior regulatory approval of the DOI, BlueCHOICE issued surplus notes to the company in the amount of $29 million to ensure the statutory solvency of BlueCHOICE. The MCHCP is currently the largest customer group served by BlueCHOICE. While management of the company believes the current provision for losses is adequate, if the actual public entity membership in MCHCP grows at a rate in excess of the rate used in the actuarial estimates, or if the projected limited rate increases and medical cost trends should differ materially from those assumed in the actuarial estimates, then the amount of the reserve recorded to date could be insufficient to cover all future losses which may be associated with the MCHCP contract, and such losses could have a material adverse effect on the company and the market for the company's stock. In addition, the company's Credit Agreement described elsewhere herein provides that the company's subsidiaries, including BlueCHOICE, may not issue surplus notes to the company in an aggregate principal amount in excess of $40 million. As the aggregate principal amount of surplus notes issued by such subsidiaries to the company currently approximates $40 million, any additional funding required by any subsidiaries of the company, including BlueCHOICE, as a result of additional losses or reserves associated with the MCHCP contract, or otherwise, would require approval of the lenders under the Credit Agreement. See "Credit Agreement Restrictions."

Government Regulations and Health Care Reform

The company operates its managed health care business principally through wholly-owned subsidiaries whose business is subject to extensive federal, state and local laws and regulations. To date, these laws and regulations have not had a significant negative impact on the growth of the company's business. However, there can be no assurance that the company will be able to obtain or maintain required governmental approvals or licenses or that any current or proposed federal and state legislation or other regulatory reform such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA), Missouri's House Bill 335 (HB335), and mandatory benefits (e.g. mandatory maternity benefits), which have all increased the regulatory requirements imposed on the company and its subsidiaries, will not have a material adverse effect on the company's business or results of operations in the future.

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

Escalating Health Care Costs

The company's profitability depends in large part on predicting and effectively managing medical costs under its managed care plans. A variety of external factors affecting the delivery and cost of health care, including increased costs and utilization of high-technology diagnostic testing and treatments, the increasing cost and utilization of prescription medications, the rising costs of malpractice insurance, efforts in the medical community to avoid malpractice claims, higher operating costs of hospitals and physicians, the aging of the population and other demographic characteristics, changes in federal and state health care regulations and major epidemics may adversely affect the company's ability to predict and control health care costs and claims. Other relevant factors affecting the company's ability to control health care costs include higher outpatient and drug utilization, medical and drug cost trends, and growth of business in regions with less cost efficient networks.

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

Control by BCBSMo

BCBSMo has voting control on all stockholder actions, including the sale or merger of the company, a sale of substantially all of its assets and the election of all of the company's directors. BCBSMo may have interests with respect to its ownership of the company that diverge from those of the company's public shareholders. There can be no assurance that the company will not be adversely impacted by the control that BCBSMo has with respect to matters affecting the company.

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

Variability of Operating Results and Stock Price

The company's results of operations could be adversely affected by the timing of new product and service introductions, competitive pricing pressures, contract renegotiations with customers and providers, fluctuations in the medical loss ratio (due to changes in utilization, timing of submission of claims presented for payment in the period and the unpredictability of unusually large claims), increases in commission expense and general and administrative expenses, changes in interest rates, acquisitions, governmental and regulatory actions, overall market conditions, and other factors. The company's stock price may experience significant price and volume fluctuations in response to these and other internal and external factors which cause variations in its results of operations and in the volatility of the stock markets generally.

Credit Agreement Restrictions

The company's revolving credit agreement with its existing lenders contains certain restrictions on the company and its subsidiaries, including requirements as to the maintenance of net worth and certain financial ratios, restrictions on payment of cash dividends or purchases of stock, restrictions on acquisitions, dispositions and mergers, restrictions on additional indebtedness and liens, and limitations on indebtedness of the company's subsidiaries and certain other matters. There can be no assurance that the company will be able to achieve and maintain compliance with the prescribed financial ratio tests or other requirements of the revolving credit agreement. As discussed elsewhere herein, the company amended its credit facility in the fourth quarter of 1997. The failure to obtain any waivers or similar amendments that might be needed in the future to remain in compliance with such requirements would reduce the company's ability to respond to adverse industry conditions and could have a material adverse effect on the company's results of operations, financial condition or business.

Year 2000 Issue

In January 1996, the company began converting its computer systems to be year 2000 compliant (e.g. to recognize the difference between 1999 and 2000 as one year instead of negative 99 years). The company believes that at December 31, 1997, approximately 25 percent of the company's systems were compliant, with all systems expected to be compliant by March 31, 1999. In addition, the company's plan for completion of this project is partially dependent upon the work of third parties. The company's operations would be significantly impacted by incomplete or untimely resolution of the problem as the company utilizes automated systems to process claims, prepare invoices, retain membership data, perform utilization management, and many other processes.

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

Strategies

In general, the company's strategy for 1998 involves (i) improving service levels and the effectiveness and efficiency of automated and manual processes, (ii) entering into shared risk and financial incentive arrangements with providers, (iii) resolving issues with the Missouri Department of Insurance and Missouri Attorney General (see "Litigation with DOI and Attorney General" caption in Note 13 entitled "Contingencies" of Part II, Item 8, Financial Statements and Supplementary Data) and (iv) implementing additional functionality of the company's information and operations strategy (IOS) and data warehouse capabilities. The company also has an operating strategy in place intended to improve the company's financial performance by (i) reducing medical costs, (ii) increasing premium rates significantly more than in recent past years, and (iii) reducing core overhead expenses. In addition, on an ongoing basis, the company plans to continue to evaluate and consider potential combinations with other health care benefit plans.

Sales and marketing strategy

The company's strategy includes retaining current underwritten member levels through target marketing efforts. The company's marketing operations vary depending upon the segment at which sales efforts are directed; individuals (i.e., direct pay), small employer groups (which the company defines as groups from 2 to 99 employees) and large employer groups (which the company defines as groups of 100 employees or more). These efforts include the recent implementation of a small group marketing unit to improve the company's ability to support sales in an efficient manner. The company's independent broker networks and direct sales staff market the full range of the company's managed care products and services to new customers, and manage existing accounts to ensure client satisfaction and retention. Independent brokers are compensated pursuant to commission arrangements that vary depending on the particular company products and services sold.

Marketing efforts are supported by market research conducted internally as well as public relations efforts and advertising programs that utilize telemarketing, radio, television, direct mail, and other media.

Medical management

In general, the company controls medical costs by increasing financial incentives to members to use network providers and partnering with providers to ensure the economic delivery of quality health care. The company believes that the development of common economic incentives with certain hospitals, physician groups and other selected health care providers will be a key element in gaining a competitive advantage and future growth. As evidenced with the introduction of AllianceChoice, the company is currently pursuing arrangements with providers that are intended to develop a cooperative relationship through shared risk, financial incentives and joint input into decision-making processes in order to manage the medical and administrative costs of health care delivery more efficiently.

The company recognizes the physician's expertise in managing patient care and wants to ensure that physicians maintain autonomy in the practice of medicine by offering physician groups incentives to lower medical costs while achieving high levels of patient satisfaction and quality care. The company's BlueCHOICE HMO Physician Group Partners Program (PGPP) provides incentives to primary care physicians to improve quality, patient satisfaction, and cost savings while providing physician-participants with an appealing incentive package. Currently, approximately 36 percent of the BlueCHOICE Commercial panel of 647 primary care physicians in metropolitan St. Louis are enrolled in the program. Approximately 15,500 BlueCHOICE Commercial members, or 24 percent of the assigned metropolitan St. Louis membership, are served by primary care physicians who are participants in PGPP. The company is also in the preliminary stages of expanding the PGPP model to specialists.

General and administrative cost reductions

Throughout the past several years, the company has made significant investments in technologies designed to re-engineer many customer service and claims processes which are expected to result in significant savings in administrative costs. See "Technology and Information Systems" that follows for additional detail. The company plans to continue to pursue initiatives to streamline operations and reduce general and administrative expenses. In 1997, the company completed the relocation of its St. Louis-based claims, customer service, billing and provider services functions to the company's Springfield, Missouri, facility and a new facility in Cape Girardeau, Missouri. Approximately 200 jobs were relocated to Cape Girardeau with an additional 100 relocated to Springfield. The move is expected to result in annual salary and benefit cost savings of $3.0 million beginning in 1998. The company incurred total charges to earnings of $7.8 million during 1996 and 1997 for costs associated with the relocation.

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

In the metropolitan areas of St. Louis and Kansas City and other regions in Missouri, the managed care market is highly competitive with a number of established competitors offering a variety of benefit plans. The penetration of managed health care is substantially less in other regions of Missouri where the company competes more with traditional indemnity plans and smaller networks. The company's major competitors include: commercial insurance carriers, other HMOs, PPOs, POSs, TPAs, utilization review companies, and others, many of which are operated as part of a regional or national network. Many competitors that have regional or national networks have broader geographic coverage, larger total memberships, and in many instances have greater financial resources than the company. The company also faces competition in its markets from a trend among some health care providers to combine and form their own networks in order to contract directly with employer groups and other prospective customers for the delivery of health care services.

The company expects, as previously reported, to increase premium rates on a per member per month basis by approximately 9 percent to 10 percent during 1998. The company believes that these price increases will be accepted by the market as indicated by the company's January 1998 underwritten enrollment consisting of 504,800 members. Since approximately one-third of the company's underwritten business historically renews during the first month of each year, the company believes that the January results are an early indication that the company's strategy of maintaining membership at increased premium levels is working. In addition, the company has become aware that many of its competitors are also significantly increasing rates which also points to an alleviation of the intense price competition in the company's service areas over the past several years.

In issuing its approval of the company's HealthLink acquisition, the Missouri Department of Insurance required that the company not restrict access by qualified commercial insurers to the HealthLink network for a minimum of two years; that employer fees not increase faster than the percentage change in the non-medical consumer price index through December 31, 1996; that rate changes for existing RightCHOICE HMO and PPO subscribers in the St. Louis Metropolitan area be limited to 90 percent of the annual percentage increase in the St. Louis medical consumer price index over a two year period; that rates be guaranteed for new subscribers in that market for 18 months; and that the company not enter into new agreements with hospitals that include clauses requiring the hospitals to give the company rates lower (by a specified amount or percentage) than those rates such hospitals provide to others. These rate increase limitations expired as of September 1, 1997.

Technology and Information Systems

Document imaging technology and re-engineering efforts are improving the efficiency with which the company handles the massive volume of claims it receives and processes each day. More than 72 percent of all claims received by the company are currently electronic transactions that are processed by the automated systems, requiring little or no manual intervention. As a result, the company maintained an inventory of unprocessed provider claims as of December 31, 1997, of approximately 4.5 days.

The company believes that its management information systems represent a key component of the company's medical and administrative cost reduction operating strategy by providing the company with extensive detailed information regarding customer and provider utilization. These systems also facilitate quality service to members and providers in connection with the company's claims and customer service functions. In 1995, the company embarked on a multi-year information and operations strategy (IOS) project that is designed to further improve how the company delivers managed care to members. See "Outlook - Information and operations strategy" of Part II, Item 7 for more information on the IOS project.

The primary business functions of the company are currently supported by an integrated transaction processing system. This interactive system supports the company's core processing functions (claims processing, customer services, enrollment, member billing and claim disbursements) under a set of integrated databases. The company believes that this integrated approach helps to assure product flexibility across a broad range of managed care products and provides an integrated, consistent source of claim and subscriber information. As IOS brings RightCHOICE new managed care capabilities, it will replace the company's core processing systems and the company believes that IOS will generate savings in both medical and administrative expenses.

The company's strategic data initiative (SDI) allows the company to turn information about providers, members, and claims into a solid foundation upon which to make strategic business decisions. This data warehouse initiative underscores the company's commitment to putting information directly in the hands of the people who manage the business. Company employees now have access to many levels of detailed data focusing on medical expenses, revenues, and membership.

In January 1996, the company began converting its computer systems to be year 2000 compliant - see "Outlook - Year 2000 issue" of Part II,
Item 7 for more information related to the company's year 2000 compliance efforts.

Regulation

Government regulation of the products and services offered by the company varies from jurisdiction to jurisdiction and is subject to change. The company and its subsidiaries are primarily subject to the insurance laws and regulations of the states of Missouri and Illinois, the insurance laws and regulations of the other jurisdictions in which the company and its subsidiaries are licensed or authorized to do business and certain federal laws and regulations. These insurance laws and regulations generally give state regulatory authorities broad supervisory, regulatory and administrative powers over insurance companies and insurance holding companies with respect to most aspects of their insurance businesses. This regulation is intended primarily for the benefit of the policyholders of the insurance companies. The company is in litigation relating to its compliance with various federal and state regulations - see Note 13 entitled "Contingencies" of Part II, Item 8.

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

Insurance Company Regulation

The operations of the company's subsidiaries, Healthy Alliance Life Insurance Company (HALIC), HMO Missouri, Inc. (BlueCHOICE), HealthLink HMO, Inc. (HealthLink HMO), and RightCHOICE Insurance Company (RIC) are subject to regulation and supervision by regulatory authorities of the various jurisdictions in which they are licensed to conduct business. Regulatory authorities exercise extensive supervisory power over insurance companies and health maintenance organizations in regard to licensing; the amount of reserves that must be maintained; the approval of forms and insurance policies used; the nature of, and limitation on, an insurance company's investments; periodic examination of the operations of insurance companies; the form and content of annual statements and other reports required to be filed on the financial condition of insurance companies; and the establishment of capital requirements for insurance companies. The aforementioned subsidiaries of the company are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, these subsidiaries are periodically examined by the insurance departments of the jurisdictions in which they are licensed to do business.

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

Restrictions on Dividends

Missouri insurance laws and regulations restrict the payment of dividends by life insurance companies and health maintenance organizations in a holding company structure. Such laws generally limit the dividends which a life insurance company may pay to an amount which, together with the amount of dividends and distributions paid by the insurance company during the immediately preceding 12 months, does not exceed the greater of (i) 10 percent of the insurance company's surplus as regards policyholders as of the preceding December 31 or (ii) the insurance company's net gain from operations for the preceding calendar year. For all other insurers (including
HMOs), such laws generally limit the dividends which a company may pay to an amount which, together with the amount of dividends and distributions paid by the company during the immediately preceding 12 months, does not exceed the lesser of (i) 10 percent of the insurer's surplus as regards policyholders as of the preceding December 31 or
(ii) the net investment income for the 12 month period ending as of the preceding December 31. Any proposed dividend in excess of these amounts is deemed to be an ''extraordinary dividend'' and requires approval by the Missouri Directors of Insurance.

At December 31, 1997, HALIC, BlueCHOICE, RIC, and HealthLink HMO had surplus of approximately $69.1 million, $11.0 million, $2.0 million, and $3.5 million, respectively. At December 31, 1997, the company's insurance subsidiaries did not have a significant amount of dividends available for payment without the prior approval of the Missouri or Illinois Directors of Insurance.

HMO Regulation

Federally qualified HMOs, such as BlueCHOICE, are subject to health care related regulation by both state and federal regulatory authorities. State-qualified HMOs, such as HealthLink HMO, Inc., are also subject to state regulatory authorities. As a federally qualified HMO, BlueCHOICE must file periodic reports with, and is subject to, regulation and review by the U.S. Department of Health and Human Services and certain other federal authorities. Among the areas regulated by federal and state law are procedures for quality assurance, enrollment requirements, covered benefits, relationships between the HMO and its health care providers and the company's financial condition, including reserves and cash flow requirements.

Third-party Administrator (TPA) Regulation

Under Missouri laws and regulations, the company and Epoch are required to obtain a certificate of authority from the Department of Insurance and are subject to various statutory requirements, including record-keeping and retention; fiduciary obligations with respect to premiums collected; limitations on commissions and fees; and certain notice and reporting requirements. Certificates of authority are also required by certain other states in which Epoch conducts business. Certain TPA activities are also subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Employees

The company employed approximately 1,700 full time employees
(including 300 HealthLink employees) as of December 31, 1997, compared to 1,700 full time employees (including 250 HealthLink employees) as of December 31, 1996, none of whom is subject to a collective bargaining agreement. The company believes that its employee relations are good.

Executive Officers

            Name                 Age               Position

      John A. O'Rourke            54         Chairman of the Board,
                                             President, Chief
                                             Executive Officer and
                                             Director

      Sandra A. Van Trease        37         Executive Vice President
                                             and Chief Operating
                                             Officer, Chief Financial
                                             Officer

      Stuart K. Campbell          36         Senior Vice President,
                                             Client Services

      Michael Fulk                50         Senior Vice President and
                                             Chief Marketing
                                             Officer

      Herbert B. Schneiderman     52         Senior Vice President, Medical
                                             Delivery Systems

      Connie L. Van Fleet         45         Senior Vice President and
                                             Chief Information
                                             Officer

      David T. Ott                43         President, Chief Executive
                                             Officer and
                                             Director of HealthLink

      Courtney B. Walter          42         Executive Vice President and
                                             Chief Financial Officer of
                                             HealthLink

      Edward J. Tenholder         46         Executive Vice President and
                                             Chief Operating
                                             Officer of BCBSMo

      Richard S. Smith            55         President of Diversified Life
                                             Insurance Agency of Missouri

John A. O'Rourke was named Chairman and Chief Executive Officer of RightCHOICE in February 1997, and President in March 1997. Mr. O'Rourke came to RightCHOICE from his position as President
and CEO of HealthLink, Inc.   Mr. O'Rourke took the leadership
of HealthLink in 1985, when the company was first incorporated. Earlier, Mr. O'Rourke was Deputy Director of the Office of Health Maintenance Organizations in the U.S. Department of Health and Human Services.

Sandra A. Van Trease was named Executive Vice President and Chief Operating Officer in September 1997. Ms. Van Trease joined BCBSMo in June 1994 as Vice President, Financial Reporting and Analysis and was named Senior Vice President and Chief Financial Officer of the company in November 1995. Prior to joining BCBSMo, Ms. Van Trease was a Senior Manager with Price Waterhouse LLP.

Stuart K. Campbell was named Senior Vice President, Client Services in August 1997. Mr. Campbell joined RightCHOICE as Chief Internal Auditor in September 1994 and was named Corporate Compliance Officer in 1996. Prior to joining the company, Mr. Campbell was a Senior Manager with Price Waterhouse LLP.

Michael Fulk joined RightCHOICE as Senior Vice President and Chief Marketing Officer in January 1998. Mr. Fulk joined RightCHOICE from United HealthCare, Birmingham, Alabama, where he was Senior Vice President of Sales and Marketing. Earlier, Mr. Fulk served as the top sales and marketing executive for United HealthCare's HMO, POS, and PPO operations in Texas, Alabama, Louisiana, Tennessee, Arkansas, Mississippi and the Gulf Coast.

Herbert B. Schneiderman joined RightCHOICE as Senior Vice
President, Medical Delivery Systems, in June 1995.  Mr.
Schneiderman came to RightCHOICE after 21 years at Saint Louis
University Hospital/Saint Louis University Health Sciences
Center, the last seven as Chief Executive Officer.

Connie L. Van Fleet was named Senior Vice President and Chief Information Officer in November 1997. Ms. Van Fleet joined BCBSMo in 1990 and most recently served as Vice President, Business Analysis and Development. Prior to joining BCBSMo, Ms. Van Fleet was with Metropolitan Life Insurance Co.

David T. Ott was named President and Chief Executive Officer of
HealthLink, Inc. in March 1997. Mr. Ott had been Executive Vice
President of HealthLink since July 1990.  Mr. Ott joined
HealthLink in 1986 as Director of Marketing and later was promoted to Vice President of Sales and Marketing.

Courtney B. Walter was named Executive Vice President and Chief Financial Officer of HealthLink, Inc. in March 1997. Mr. Walter has been with HealthLink since 1993. Prior to joining HealthLink, Mr. Walter worked for Ernst & Young LLP, MetLife Health Care Management Corporation and Spectrum Emergency Care.

Edward J. Tenholder was named Executive Vice President and Chief Operating Officer of Blue Cross and Blue Shield of Missouri in September 1997. Mr. Tenholder has been with the Blue Cross and Blue Shield organization since 1979, most recently as Senior Vice President of Client Services and Corporate Support of the company.

Richard S. Smith was named President of Diversified Life Insurance Agency of Missouri, Inc. (a wholly owned subsidiary of the company) in 1995. Mr. Smith joined BCBSMo as Senior Vice President of Marketing and Chief Marketing Officer in 1987. Earlier, Mr. Smith spent 20 years at the Blue Cross and Blue Shield Plan in Wisconsin.

ITEM 2.  PROPERTIES

As of December 31, 1997, the company owned or leased the following facilities which the company considers material to its operations:

                                                            Square    Owned or
      Type of Facility                     Location         Footage   Leased

   Corporate Headquarters                 St. Louis, MO     343,017    Leased
   Document Storage Warehouse             St. Louis, MO      69,152    Leased
   HealthLink, Inc. Headquarters          St. Louis, MO      20,550    Owned
   HealthLink, Inc. Administrative Office St. Louis, MO      19,500    Leased
   Southwest Regional Office              Springfield, MO    30,000    Owned
   Southwest Claims Office Expansion      Springfield, MO     4,750    Leased
   Southeast Claims Office                Cape Giardeau, MO  42,000    Leased
   Central Marketing Office               Columbia, MO        5,000    Leased

ITEM 3.  LEGAL PROCEEDINGS

The company is a party to various material legal proceedings which are detailed in Note 13 entitled "Contingencies" of Part
II, Item 8, Financial Statements and Supplementary Data.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The company's Class A Common Stock has been traded on the New York Stock Exchange under the symbol "RIT" since August 1, 1994. There were 246 common shareholders of record on March 6, 1998. As of March 6, 1998, the reported closing bid price per share was $10.50.

Shareholders' Data
                                                  1997
                                 4th          3rd         2nd         1st
                               Quarter      Quarter     Quarter     Quarter
 Outstanding common shares   18,671,500   18,671,500  18,671,500  18,671,500
 Market price:
 Quarter ending                $9 5/8       $10 1/4     $13 9/16    $13 1/8
 Range                         $9 3/8 -     $10 1/4 -   $10 3/8 -   $10 1/2 -
                              $11 1/8       $13 7/8     $13 9/16    $17

                                                  1996
                                 4th          3rd         2nd         1st
                               Quarter      Quarter     Quarter     Quarter
 Outstanding common shares   18,676,900   18,676,900  18,676,900  18,680,600
 Market price:
 Quarter ending               $10 5/8       $12 1/4     $12 3/8     $16 1/4
 Range                         $8 7/8 -      $11 -      $12 1/4 -   $12 7/8 -
                              $12 5/8       $13 3/8     $17 5/8     $17 1/8

Dividends

The company has not paid any dividends on either its Class A Common Stock or its Class B Common Stock and the company anticipates, for the foreseeable future, that no dividends will be paid on either its Class A Common Stock or its Class B Common Stock. Further, the company is currently restricted in its ability to pay cash dividends as further explained in Note 10 entitled "Long-term debt and commitments" in Part II, Item 8.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                      Year ended December 31,
Consolidated Statements of
 Income data                1997       1996       1995       1994       1993
                                 (in thousands, except per share data)

Revenues                 $719,411   $653,375   $591,880   $583,580   $575,615
Operating expenses        780,411    666,954    572,847    556,943    550,501
Operating (loss) income  (61,000)   (13,579)     19,033     26,637     25,114
Investment income, net     33,184     17,532     18,344     15,764     23,288
Other, net                (5,739)    (5,320)    (3,327)      (640)      (859)
Net (loss) income        (24,034)    (2,027)     23,570     26,584     19,998(c)
Basic and diluted (loss)
 earnings per share       $(1.29)    $(0.11)      $1.26
Pro forma data: (a)
Pro forma operating income                                 $23,712    $20,747
Pro forma net income                                        24,683     17,159(c)
Pro forma earnings per
 share (b)                                                   $1.49       $.94(c)


Consolidated Balance
 Sheet data                                       December 31,
                            1997       1996       1995       1994       1993
                                 (in thousands, except per share data)

Total assets             $506,363   $532,144   $516,388   $433,605   $354,491
Long-term obligations      88,845     86,776     89,060     31,013     25,136
Shareholders' equity      140,865    172,954    173,221    135,425     82,247
Available cash
 and investments (d)        8,279     48,472     56,753     72,854
Book value per share        $7.54      $9.26      $9.27      $7.25
Tangible book value
 per share                   3.36       4.76       4.93       7.10

  (a) Prior to its initial public offering in August 1994, the company was not subject to premium taxes levied by the State of Missouri. Pro forma data reflect the premium taxes that would have been recorded, net of income tax, had the company been subject to such premium taxes.

  (b) Pro forma earnings per share (unaudited) for the years ended December 31, 1994 and 1993, are computed based on the following: (i) for 1993, 3,250,000 shares of Class A Common Stock and 14,962,500 shares of Class B Common Stock assumed outstanding at the beginning of the year consistent with the company's registration statement, as amended on July 28, 1994, on Form S-1, filed with the SEC under the Securities Act of 1933, and (ii) for 1994, the weighted average number of Class A and Class B Common Stock assumed outstanding, with 14,962,500 shares of Class B Common Stock assumed outstanding at the beginning of the year and giving effect to the issuance of 3,250,000 shares of Class A Common Stock on August 1, 1994, the issuance of 487,500 shares of Class A Common Stock on August 4, 1994, and the repurchase of 10,000 shares of Class A Common Stock in November 1994.

  (c) Reflects impact of cumulative effect of accounting changes for postretirement benefits other than pensions and postemployment benefits aggregating $10,437, net of income tax, or $.57 per share.

  (d) Amounts represent cash and investments available for general corporate use without regulatory approval.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto and the information set forth under the captions "Safe Harbor" statement and "Factors that May Affect Future Results of Operations, Financial Condition or Business" of Part I, Item I hereof.

Results of operations

Premium revenue

The following table sets forth premium revenue (in thousands) by product group for the years ended December 31, 1997, 1996, and 1995:

                                            For the year ended
                                                December 31,
      Product Group                       1997       1996       1995
       PPO:
         Alliance PPO                  $197,329   $234,720   $272,769
         AllianceChoice POS             124,890     75,700     22,560
       HMO (includes other POS)         183,485    139,457     95,927
       Medicare supplement               97,157     98,038    104,396
       Managed indemnity                 12,531     16,425     23,045
       Other specialty services          38,875     30,709     19,725
          Total premium revenue         654,267    595,049    538,422
       ASO/Self-funded and other income  65,144     58,326     53,458
          Total revenues               $719,411   $653,375   $591,880


Operating ratios

The following table sets forth selected operating ratios. The medical loss ratio reflects health care services expense as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and fees and other income combined:

                                         For the year ended December 31,
                                                1997   1996   1995
    Operating revenues:
     Premium revenue                            90.9%  91.1%  91.0%
     Fees and other income                       9.1%   8.9%   9.0%
                                               100.0% 100.0% 100.0%

    Operating ratios:
     Medical loss ratio                         84.8%  82.6%  76.1%
     Commission expense ratio                    4.1%   4.1%   3.3%
     General and administrative expense ratio
     (includes depreciation and amortization)   22.7%  22.0%  23.7%

Membership

The following table sets forth the number of members by product category:

                                              December 31,
                                                               % Increase/
      Product Group                          1997      1996     (Decrease)
      Underwritten:
       PPO:
         Alliance PPO                       149,339   193,349   (22.8)
         AllianceChoice POS                 131,924   102,707     28.4
       HMO:
         Commercial (includes other POS)    134,743   103,786     29.8
         BlueCHOICE Senior                    5,682     5,452      4.2
         BlueCHOICE Medicaid (MC+)            5,146     5,063      1.6
       Medicare supplement                   62,311    68,528    (9.1)
       Managed indemnity                      7,022    10,979   (36.0)

                                            496,167   489,864      1.3
      Self-funded:
       PPO                                   89,300   110,001   (18.8)
       HMO                                   13,825    16,551   (16.5)
       ASO (includes HealthLink):
         Workers' Compensation              344,712   310,891     10.9
         Other ASO*                       1,013,303   925,941      9.4

      Total membership                    1,957,307 1,853,248      5.6

* does not include 497,538 and 643,311 additional third-party administrator members as of December 31, 1997 and 1996, respectively, that are part of The EPOCH Group, L.C., a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995.

Comparison of results for 1997 to the results for 1996

Revenues

Underwritten

Premium revenue increased $59.3 million to $654.3 million in 1997 from $595.0 million in 1996. As described below, components of premium revenue were affected by shifts in product mix, rate increases, and other factors; and as a result, such changes may not be indicative of future periods. The company will continue to strive to establish its premium rates based on anticipated health care costs. Depending on the level of future competition, customer acceptance of the company's premium increases, future health care cost trends or other factors, there can be no assurance that the company will be able to price its products consistent with health care cost trends.

PPO premium revenue increased $11.8 million in 1997 -- $17.2 million due to a 3.6 percent increase in net premium rates.
This increase was partially offset by a $5.4 million decrease resulting primarily from product mix shifts within the PPO product family, such as the continued shift in membership to AllianceChoice, a lower cost, non-gatekeeper point-of-service
(POS) product. Alliance PPO member months decreased by 539,300 in 1997 compared to 1996 while AllianceChoice POS member months increased by 544,800 in 1997 as compared to 1996. Net rates increased due in part to the company's targeted general rate increases averaging 7 percent to 18 percent during enrollment periods during 1997. Net rate increases are lower than the targeted range due in part to changes in deductibles, the timing of group renewals throughout the year, and product mix changes. The company also began offering its PPO product in Illinois at the end of the first quarter of 1997. Included in the Alliance PPO member count in the company's membership table are 2,200 PPO Illinois members at December 31, 1997. The company anticipates future enrollment gains in the central and southern regions of Illinois as the company plans to intensify marketing efforts during 1998.

HMO premium revenue increased $44.0 million, or 31.6 percent -- $40.7 million due to a 31.4 percent increase in member months and a $3.3 million increase resulting from a marginal increase in premium rates. Net premium rates have increased only slightly, despite the company's targeted renewal rate increases of 7 percent to 18 percent during enrollment periods during 1997, due to HMO competition in the company's HMO service areas, the status of a large group (Missouri Consolidated Health Care
Plan) with which the company is currently involved in litigation (see Note 13 entitled "Contingencies - Litigation with MCHCP" of
Part II, Item 8), shifts in chosen benefit levels, changes in the geographic mix of the HMO business, and product mix shifts due to various new products. Membership increases were driven primarily by the company's HealthNet Blue POS products as well as the company's efforts to expand geographically within the State of Missouri. HealthNet Blue POS gained 7,300 members, or
49.9 percent, in southeast Missouri from December 31, 1996 to
December 31, 1997.    As of December 31, 1997, there were
approximately 14,900 members enrolled in BlueCHOICE HMO and POS products in the six-county area surrounding Joplin, Missouri, representing an increase of 7,200 members over December 31, 1996. In addition, as of December 31, 1997, there were 11,000 members enrolled in BlueCHOICE HMO and POS products in the southwest Missouri area surrounding Springfield, an increase of 9,300 over December 31, 1996. Partially included in the aforementioned HMO membership increases is an increase in the company's MCHCP membership of 15,500 between December 31, 1996 and December 31, 1997. The company's future enrollment growth or decline in these products and geographic regions is dependent on network attractiveness, continued cooperation with physician hospital organizations, market acceptance of rate increases, and other factors. There can be no assurance that these objectives will be realized. Future enrollment growth in the company's products offered to MCHCP and revenues generated therefrom are also dependent on the litigation with MCHCP and other factors (see Note 13 entitled "Contingencies - Litigation with MCHCP" of
Part II, Item 8). In addition, the company has made a decision to discontinue its Medicaid product in the 18-county central Missouri region as of March 31, 1998. This determination was made due to what the company believes were unacceptable terms proposed by the State of Missouri. As of December 31, 1997, the company had approximately 5,100 members enrolled in its Medicaid product.

Premium revenue from Medicare supplement decreased by $0.9 million in 1997. Member months decreased by 8.6 percent partially offset by an 8.4 percent increase in net premium rates. Membership declines are partially attributable to members shifting to BlueCHOICE Senior, a Medicare-risk program, which provides medical benefits at least as comprehensive as Medicare benefits for persons eligible to receive Medicare (parts A and B) at no additional cost to the member.

Managed indemnity premium revenue decreased by $3.9 million due to a 27.8 percent decline in member months in keeping with the company's strategy to move toward more highly managed products.

Revenue from other specialty services, which include certain of the company's drug and dental health care benefit plans, increased $8.2 million due to a 12.6 percent increase in member months and a 12.4 percent increase in net premium rates. The company's drug product, AllianceRx, continued to gain momentum with revenues increasing $7.4 million due primarily to a 13.7 percent increase in member months in 1997 as compared to 1996.

Self-funded

Fees and other income from administrative services only/self-funded and network services increased in 1997 by $6.8 million. ASO revenues from HealthLink increased by $10.1 million in 1997 as compared to 1996. HealthLink's 1997 and 1996 revenues include $7.5 million and $2.7 million of revenues, respectively from HealthLink HMO, Inc. (HealthLink HMO), which was only 50 percent owned by HealthLink (and not consolidated with the company's operations) prior to its May 31, 1996, acquisition from a subsidiary of Blue Cross and Blue Shield of Kansas City. HealthLink's revenues also increased due to membership gains in its PPO products of approximately 10.7 percent or 71,900 members from December 31, 1996, to December 31, 1997. HealthLink's increases to fees and other income were partially offset by two main factors - decreases to revenue caused by a decline in the HMO self-funded membership of 2,700 members from December 31, 1996, to December 31, 1997, and a decline in the overall PPO self-funded membership of 20,700 members over the same time period.

The company expects further declines in its self-funded membership as three large self-funded group cancellations are effective as of January 1, 1998. As of December 31, 1997, these three groups encompassed approximately 72,000 members, approximately 30,000 of which have enrolled in HealthLink's self-funded ASO plans in 1998.

Operating expenses

The overall medical loss ratio increased by 2.2 percent to 84.8 percent in 1997 from 82.6 percent in 1996 primarily as a result of (1) competitive pricing of managed care products, especially in the St. Louis metropolitan market area, (2) higher medical expenses, especially as driven by increased cost and utilization of both outpatient services and drug therapies, (3) growth in regions outside of the metropolitan St. Louis area that have less cost efficient networks, (4) an increase to claims reserves of $3.0 million in 1997 for the estimate of claims that had been incurred but not reported in 1996, and (5) the poor performance of MCHCP that has resulted in large underwriting losses (see
Note 13 entitled "Contingencies - Litigation with MCHCP" in Part
II, Item 8).

The company's efforts in 1997 to modify its pharmacy benefits management program and recontract with physicians and ancillary service providers have not yielded targeted savings in the anticipated time frame. The drug cost trend (as a percentage) has remained in the low teens, driven by a combination of factors, including introduction of new drug therapies; physicians' use of newer, more expensive drugs; and physicians' decreased use of generic drugs in favor of specific drugs promoted by pharmaceutical companies. Among the medical cost control strategies targeted for 1998 are a combination of changes in the pharmacy program to save costs and increase member satisfaction through: allowing members to make choices, albeit with a higher member copayment; introducing a new three-tiered benefit design; and making other adjustments to copayments, quantity limits and exclusions. Physician education, utilization and prescribing pattern analysis will be increased. The company will also continue its hospital, physician and service recontracting strategy, using the more detailed data and analysis available through the company's information and operations strategy (IOS), which is comprised of projects being implemented to improve business processes and systems. The company also intends to further expand its PGPP program. This program provides incentives to physicians to improve quality, patient satisfaction, and cost savings while providing physician participants with an appealing incentive package. Currently, approximately 36 percent of the BlueCHOICE Commercial panel of 647 primary care physicians in metropolitan St. Louis are enrolled in the program. There can be no assurance that the company's initiatives to control future increases in medical cost trends will be effective.

Commission expense increased by $2.5 million, or 9.3 percent in 1997. The commission expense ratio of 4.1 percent for 1997 remained unchanged from 1996.

General and administrative expenses (excluding depreciation and amortization) increased $11.1 million, or 8.6 percent in 1997 compared to 1996. This increase is primarily due to a $6.7 million increase in HealthLink general and administrative expenses (excluding depreciation and amortization) in 1997, inclusive of a $3.9 million increase in HealthLink HMO expenses. HealthLink's expenses have increased in order to appropriately manage its membership growth as described elsewhere herein. The company's general and administrative expense ratio (excluding depreciation and amortization) improved to 19.5 percent for 1997 compared to 19.7 percent for 1996. Prior to December 31, 1997, the company offered its HealthNet Blue products pursuant to a joint venture agreement with MedAmerica HealthNet, Inc. (MHI), a physician hospital organization. MHI filed for bankruptcy and voted to dissolve the physician hospital organization. Consequently, the pertinent provisions of the provider contracts between MHI and the southeast Missouri doctors, hospitals, and ancillary service providers were selectively assigned to the company in early 1998. The company recorded a $1.7 million charge related to a receivable from MHI that was written off in the fourth quarter of 1997 after MHI declared bankruptcy. Excluding this $1.7 million charge, the company's general and administrative expense ratio for 1997 (excluding depreciation and amortization) was 19.2 percent.

Management previously announced its plans to improve the company's overhead cost structure by streamlining operations, focusing on the core business, reviewing investment priorities, and reducing legal, consulting, and non-essential vendor expenses. The company's achievement of overhead reduction goals was delayed, in part, by higher-than-expected staffing levels and additional resources needed to reduce claims backlog that occurred as the company's claims processing functions relocated to the new customer service centers during the first half of 1997. The staffing resources required to resolve the claims backlog delayed the realization of $1.3 million of anticipated overhead savings during 1997.

Depreciation and amortization expenses increased to $23.1 million in 1997 from $15.0 million in 1996. The primary cause for this $8.1 million increase is an additional $4.9 million of IOS amortization expense incurred in 1997 as compared to 1996. See "Outlook - Information Strategies" for more information related to the IOS project. In addition, the company amortized an additional $2.6 million in 1997 compared to 1996 for prepaid reinsurance payments associated with the company's reinsurance agreements with Blue Cross and Blue Shield of Kansas City.

Non-recurring relocation charges in 1997 and 1996 include $3.3 million and $4.5 million, respectively, related to costs associated with the relocation of the company's St. Louis-based claims, customer service, billing, and provider services functions to its Springfield, Missouri, facility and a new facility in Cape Girardeau, Missouri.

On August 29, 1997, the company announced that it would create a loss reserve for its contract with the Missouri Consolidated Health Care Plan (MCHCP) in the range of $30 million to $40 million as discussed elsewhere herein. The company reported in the third quarter of 1997 a $29.5 million loss reserve provision relating to the MCHCP contract. See Note 13 entitled "Contingencies - Litigation with MCHCP" of Part II, Item 8.

Operating income (loss)

The company's operating loss increased from $13.6 million in 1996 to $61.0 million in 1997. Excluding the non-recurring relocation charges and the charge for the MCHCP loss reserve, the operating loss increased from $9.0 million in 1996 to $28.2 million in 1997.

The operating loss, excluding non-recurring relocation charges and the charge for the MCHCP loss reserve, for the company's underwritten segment was $37.7 million in 1997 compared to a loss of $11.0 million in 1996. The increase in losses in 1997 is primarily attributable to a combination of pricing and medical cost trends, including higher outpatient utilization and drug cost trends.

Excluding non-recurring relocation charges, the company's self-funded segment experienced an operating gain of $9.5 million in 1997 as compared to operating income of $1.9 million for 1996. The improvement in 1997 operating income is partially the result of the continued positive performance of HealthLink, which added an additional $3.5 million to this segment's operating income in 1997 as compared to 1996. HealthLink's operating income is inclusive of $3.1 million and $3.3 million in 1997 and 1996, respectively, for amortization expenses related to goodwill and other intangible assets that were acquired through the HealthLink acquisition.

Net investment income

Net investment income includes investment income in the form of interest and dividend income and net realized gains from the sale of portfolio securities. Net investment income of $33.2 million in 1997 represents an increase of $15.7 million from 1996, inclusive of a $14.0 million increase in realized gains, net. Realized gains in 1997 include a $5.7 million gain on the sale of company-owned life insurance policies as well as additional 1997 net realized gains from the liquidation of equity securities due to the company's intent to increase its holdings of fixed income securities and the company's decision to repay $15.0 million of its debt.

Provision (benefit) for income taxes

The company's effective income tax rate was 28.4 percent and (48.2) percent for 1997 and 1996, respectively. The company's effective income tax rate for 1997 was affected by gains from the liquidation of company-owned life insurance policies as well as non-deductible goodwill amortization. The 1996 effective rate was also affected by non-deductible goodwill amortization. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The company believes that uncertainty exists with respect to the future realization of the undistributed losses of minority-owned subsidiary companies. Therefore, the company maintained a valuation allowance relating to such items of $0.1 million as of December 31, 1997 and 1996. Based upon all the available evidence, management believes it is more likely than not that the company will realize its remaining deferred tax assets and, accordingly, no valuation allowance has been provided against such remaining assets as of December 31, 1997 and 1996.

Net income (loss)

The company's net loss for 1997 was $24.0 million, or $1.29 per share, compared to a net loss of $2.0 million, or $0.11 per share for 1996. Excluding the non-recurring relocation charges and the charge for loss reserves, the company had a net loss of $2.7 million, or $0.14 per share, for 1997, compared to net income of $0.9 million, or $0.05 per share, for 1996.

Comparison of results for 1996 to the results for 1995

Revenues

Underwritten

Premium revenue increased $56.6 million to $595.0 million in 1996 from $538.4 million in 1995. As described below, components of premium revenue were affected by product mix shifts, new product introductions, and other factors as the company continued the positioning of its managed care product portfolio; and, as a result, such changes may not be indicative of future periods.

PPO premium revenue increased $15.1 million -- $21.8 million due to a 9.8 percent increase in member months and a $6.7 million decrease in revenue resulting from a 4.2 percent net decrease in premium rates. Rates decreased slightly due to two main factors. First, in November 1994, the company introduced a new managed care drug product, AllianceRx, which is sold to members on a separate product basis; prior to this, the drug benefit was typically included as part of the basic PPO medical program.
The resulting shift in revenue from the PPO products to other specialty services is more pronounced in 1996 than in the prior year due to the gradual penetration of AllianceRx throughout
1995 and 1996. Second, the company experienced a shift in membership to AllianceChoice, a lower cost, non-gatekeeper point-of-service (POS) product. As evidence of this shift, Alliance PPO membership decreased by 32,700 members in 1996 while AllianceChoice POS membership increased by 54,000 over the same time period.

HMO premium revenue increased $43.5 million, or 45.4 percent -- $50.5 million due to a 50.3 percent increase in member months partially offset by a $7.0 million decrease due to a 3.3 percent net reduction in premium rates. Net premium rates declined due to HMO competition in the company's HMO service areas. Membership increases are due to the introduction and positive momentum of new products - BlueCHOICE Individual (introduced in November 1994), BlueCHOICE Senior (introduced in April 1995), HealthNet Blue POS (introduced in March 1995), and BlueCHOICE Medicaid (introduced in March 1996). These four products collectively account for approximately 34,900 underwritten members at December 31, 1996, which is an increase of 19,900 over December 31, 1995. In addition, the company's arrangement with Freeman Hospitals and Health System, beginning in July 1995, has enabled the BlueCHOICE HMO and POS products to be offered in the six-county area surrounding Joplin, Missouri. As of December 31, 1996, there were approximately 7,700 members enrolled in products sold through this arrangement with Freeman, representing an increase of 5,200 members over December 31, 1995.

Premium revenue from Medicare supplement decreased by $6.4 million in 1996, due to a 10.3 percent decrease in member months, partially offset by a 4.7 percent increase in premium rates.

Managed indemnity premium revenue decreased by $6.6 million due primarily to a 33.3 percent decline in member months, consistent with the company's strategy to focus membership growth in more intensely managed products.

Revenue from other specialty services, which include certain of the company's drug and dental health care benefit plans, increased $11.0 million due primarily to a 52.1 percent increase in member months. These increases are primarily attributable to the aforementioned selling of the company's drug product separate from PPO major medical products. Member months in the company's drug product increased by 73.6 percent in 1996 as compared to 1995.

Self-funded

Fees and other income from administrative services only/self-funded and network services increased by $4.9 million in 1996 as compared to 1995. This increase is due to three main factors:
(1) a net 1996 increase in HealthLink revenues of $20.3 million, offset by (2) a decrease of $6.7 million in net self-funded PPO revenues, due in part to an 8.4 percent decrease in member months in 1996, and (3) the loss of revenues from the company's third-party administrator (TPA) subsidiaries, which were $9.4 million in 1995. These TPA subsidiaries were combined with another TPA company to form The EPOCH Group, L.C. (Epoch) in December 1995. The company owns 50 percent of Epoch and utilizes the equity method of accounting for this entity.

Operating expenses

The overall medical loss ratio increased by 6.5 percent to 82.6 percent in 1996 from 76.1 percent in 1995 primarily as a result of (1) the company's lower margin BlueCHOICE Senior, Medicaid and AllianceChoice products, (2) competitive pricing to enhance selected enrollment growth, (3) higher drug and outpatient utilization, and (4) growth in regions outside of the metropolitan St. Louis area that have less cost efficient networks.

Commission expense increased by $7.4 million, or 38.1 percent in 1996, which represents an overall increase in the commission ratio to 4.1 percent of total revenue as compared to 3.3 percent of total revenue for 1995. These increases are due to increased membership growth and more aggressive commission schedules to enhance member growth and persistency.

General and administrative expenses increased $3.5 million, or
2.5 percent in 1996. Excluding the effects of HealthLink, Epoch, and a third-party accrual, discussed below, comparable 1996 general and administrative expenses decreased by $1.1 million. HealthLink accounted for $20.9 million of general and administrative expenses in 1996. HealthLink expenses incurred in 1995 subsequent to its August acquisition were $6.6 million. Thus, HealthLink accounts for a net 1996 increase of $14.3 million to general and administrative expenses. Offsetting this net increase to expense is the reduction of expenses related to the company's aforementioned TPA subsidiaries that were combined to form Epoch in December 1995. The results of operations of Epoch (50 percent owned by the company) are not consolidated with the company's operations. General and administrative expenses in 1995 include $11.1 million of TPA subsidiary general and administrative expenses. General and administrative expenses in 1996 also increased due to an accrual of $1.4 million related to a third-party contract.

Non-recurring charges in 1996 include $4.5 million related to costs associated with the relocation of the company's St. Louis-based claims, customer service, billing, and provider services functions to its Springfield, Missouri, facility and a new facility in Cape Girardeau, Missouri. Non-recurring charges in 1995 include $2.0 million of one-time integration charges related to the company's acquisition of HealthLink in August 1995 and $1.5 million relating to the settlement of a class action lawsuit. The lawsuit stemmed from the company's claims paying practices and negotiated discounts with providers; the company agreed to settle the lawsuit by establishing a rebate program for all affected subscribers. See Note 13 entitled "Contingencies - Litigation with DOI and Attorney General, Litigation relating to the Market Conduct Study and Copayment Calculations" of Part II, Item 8 for recent information relating to this issue.

Operating income (loss)

Operating income decreased from $19.0 million in 1995 to a loss of $13.6 million in 1996. Excluding non-recurring charges, operating income was $22.5 million in 1995 compared to a loss of $9.0 million in 1996.

Operating income, excluding non-recurring operating charges, for the company's underwritten segment was $25.0 million in 1995 compared to a loss of $11.0 million in 1996. The losses in 1996 are primarily attributable to softer pricing in a competitive environment and higher outpatient utilization trends and drug costs.

Excluding non-recurring operating charges, the company's self-funded segment experienced an operating loss of $2.5 million in 1995 as compared to operating income of $1.9 million for 1996. The improvement in 1996 operating income is a direct result of the positive impact of HealthLink, which added $9.1 million to this segment's operating income in 1996 as compared to $3.2 million in 1995 subsequent to HealthLink's acquisition in August 1995. In addition, these HealthLink operating figures are inclusive of $3.3 million and $1.4 million in 1996 and 1995, respectively, for amortization expenses related to goodwill and other intangible assets that were acquired through the HealthLink acquisition.

Net investment income

Net investment income includes investment income in the form of interest and dividend income and net realized gains from the sale of portfolio securities. Net investment income of $17.5 million in 1996 represents a 4.4 percent decrease from $18.3 million in 1995 inclusive of a $0.2 million decrease in realized gains, net.

Provision for income taxes

The company's effective income tax rate was (48.2) percent and
30.8 percent for 1996 and 1995, respectively. The 1996 rate was negatively affected primarily by the impact of non-deductible goodwill amortization. The 1995 rate was positively affected by a $2.1 million final tax audit settlement with the Internal Revenue Service relating to pension, software amortization expenses, and other items. Excluding such settlement, the company's 1995 effective income tax rate was 37.1 percent.

Net income (loss)

The company's net income for 1995 was $23.6 million as compared to a net loss of $2.0 million for 1996. Excluding non-recurring charges on an after-tax basis, net income for 1995 was $25.8 million as compared to net income of $0.9 million for 1996.


Liquidity and capital resources

The company's working capital as of December 31, 1997, was $69.7 million, a decrease of $39.1 million from December 31, 1996.
The decrease is partially attributable to a $15.0 million repayment of a portion of the $62.0 million of funds that were borrowed in August 1995 from the company's reducing revolving credit facility in conjunction with the company's acquisition of HealthLink. Also, the company's charge to accrue a loss reserve related to MCHCP resulted in a current liability as of December 31, 1997 of $9.1 million. In addition, the company capitalized $18.5 million of property and equipment purchases, $17.2 million of which related to capitalized IOS development costs (see "Outlook - Information and operations strategy" section below). The company's unrealized net appreciation of investments available for sale decreased by $8.0 million in 1997 as most of the unrealized gains existing at December 31, 1996, were realized in 1997 as the company liquidated equity securities and company-owned life insurance policies.

Net cash used in operations totaled $10.9 million for the year ended December 31, 1997. The company's net loss was $24.0 million which included (on a before tax basis) $17.3 million of realized gains from the sale of investments, $25.4 million for the MCHCP loss reserve charge (net of associated amortization), and $23.1 million of depreciation and amortization expenses. In addition, accounts payable and accrued expenses were reduced by $13.1 million which, along with other assets, medical claims payable, receivables from members, and net intercompany receivables were affected by the timing of operating cash payments and receipts, as well as changes in membership and utilization and claims payment trends.

In the fourth quarter of 1997, the company amended its revolving credit facility (the Credit Facility), the material terms of which are as follows: (1) the borrowings under the Credit Facility will bear interest at 2.75 percent above the one month floating London Interbank Offered Rate (LIBOR), (2) certain financial covenant calculations were modified and the financial covenant requirements were adjusted, (3) the maximum commitment of the Credit Facility was reduced to $50 million as of October 1, 1997 with $1.25 million quarterly reductions through 1998 and subsequent $2.5 million quarterly reductions through June 30, 2000, with the remaining $30 million commitment under the Credit Facility terminating on August 10, 2000, (4) mandatory reductions to the commitment, together with prepayments, are required upon the happening of certain extraordinary events, (5) stricter limits were placed on the company's ability to incur additional debt, and (6) stricter limits were placed on capital expenditures as well as the company's ability to make investments and acquisitions.

The company primarily invests positive cash flow in fixed income securities. The company's investment policies are designed to preserve principal, maximize yield, and provide liquidity to meet anticipated obligations. The company's investment portfolio consists primarily of U.S. government and agency securities, corporate bonds, and notes.

On August 29, 1997, the company reported the commencement of the litigation with MCHCP and estimated losses (giving effect to all possible renewal terms of the MCHCP contract without requested rate increases) in the range of $30 million to $40 million. As discussed under Note 13 entitled "Contingencies -- Litigation with MCHCP" of Part II, Item 8, Financial Statements and Supplementary Data, the trial court made certain rulings adverse to the company on summary judgment. In the third quarter of 1997, the company took a pre-tax charge of $29.5 million, which was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. The company was advised by the Missouri Department of Insurance (DOI) in March, 1998, that the entire amount of the reserve for the MCHCP contract recorded by the company for projected losses under the contract through the year 2000, must, for statutory accounting purposes, be recorded by the company's subsidiary, HMO Missouri, Inc. (BlueCHOICE), on its statutory filings with the DOI. With the prior regulatory approval of the DOI, BlueCHOICE issued surplus notes to the company in the amount of $29 million to ensure the statutory solvency of BlueCHOICE. While management of the company believes the current provision for losses is adequate, if the actual public entity membership in MCHCP grows at a rate in excess of the rate used in the actuarial estimates, or if the projected limited rate increases and medical cost trends should differ materially from those assumed in the actuarial estimates, then the amount of the reserve recorded to date could be insufficient to cover all future losses which may be associated with the MCHCP contract, and such losses could have a material adverse effect on the company and the market for the company's stock. In addition, the company's Credit Agreement described elsewhere herein provides that the company's subsidiaries, including BlueCHOICE, may not issue surplus notes to the company in an aggregate principal amount in excess of $40 million. As the aggregate principal amount of surplus notes issued by such subsidiaries to the company currently approximates $40 million, any additional funding required by any subsidiaries of the company, including BlueCHOICE, as a result of additional losses or reserves associated with the MCHCP contract, or otherwise, must, absent approval of the lenders under the Credit Agreement, be funded from sources other than surplus notes.

Under applicable state regulations, certain of the company's subsidiaries are required to retain cash generated from their operations. After giving effect to such restrictions and the surplus notes issued to the company by BlueCHOICE as described in the preceding paragraph, the company had approximately $8.3 million in cash and investments available for general corporate purposes without regulatory approval. The decline in this figure from $48.5 million as of December 31, 1996 is primarily due to the funding requirements of the company's HMO subsidiary related to the MCHCP loss reserve as more fully explained in
Note 13 entitled "Contingencies - Litigation with MCHCP" of Part
II, Item 8.

Other than continued investment in information technology and debt repayment, the company currently has no definitive material commitments for future use of its current or expected levels of available cash resources; however, management continually evaluates opportunities to expand the company's specialty managed care services and health plan operations. The company's expansion options may include additional acquisitions and internal development of new products and programs. The company's available cash resources will remain in interest-bearing investments until they are utilized for such purposes.

Outlook

Except for the historical information contained herein, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements typically, but not exclusively, are identified by the inclusion of phrases such as "the company anticipates," "the company believes," "the company expects," "the company plans," "the company intends," and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that may cause the company's actual results of operations, financial condition or business performance to be materially different from the results of operation, financial condition or business performance expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the Office of Personnel Management audit of BlueCHOICE, pending litigation including the subscriber class action litigation, litigation with Missouri Department of Insurance and Missouri Attorney General, administrative action initiated by the Department of Insurance, the outcome of litigation with Missouri Consolidated Health Care Plan, other litigation, potential loss of "Blue Cross" and "Blue Shield" licenses by BCBSMo, the company and its controlled affiliates, government regulation and health care reform, market competition and consolidation, escalating health care costs, dependence on sales to individuals, recontracting efforts and potential nonrenewal of subscriber and provider agreements, voting control by BCBSMo, changes in key management, variability of operating results and stock price, Credit Facility restrictions, the year 2000 issue, and other factors discussed in the section entitled "Factors that May Affect Future Results of Operations, Financial Condition or Business" included in Part I, Item 1 of this Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as well as those discussed elsewhere in the company's SEC reports.

Information and operations strategy

In 1995, the company implemented a comprehensive information and operations strategy (IOS) to assist the company in implementing its managed care strategy of delivering the lowest cost medical care consistent with quality outcomes. The company believes that controlling medical costs in the future will be highly dependent on readily accessing both member and provider medical information at a detail level that provides real-time analytical support. The company receives capital expenditure authorizations from the Board of Directors to expend funds for the project subject to periodic review by an ad hoc committee of the board. In 1997, the company incurred capitalized expenditures of $17.2 million on this project. Cumulatively, since 1995, the company has incurred capitalized expenditures of $39.0 million. The company anticipates that it will expend approximately $10 million for capitalized costs associated with the IOS project in 1998 and $9 million for capitalized costs in subsequent years to complete the project. While management believes that the IOS project will initially be dilutive to earnings per share, it is believed that opportunities exist for significant medical and administrative savings, which will provide a payback and contribute to earnings per share over the long term. The company anticipates funding these expenditures through positive future operating cash flows.

Year 2000 issue

In January 1996, the company began converting its computer systems to be year 2000 compliant (e.g. to recognize the difference between 1999 and 2000 as one year instead of negative 99 years). The company's operations would be significantly impacted by incomplete or untimely resolution of the problem as the company utilizes automated systems to process claims, prepare invoices, retain membership data, perform utilization management, and many other processes. The company believes that at December 31, 1997, approximately 25 percent of the company's systems are compliant, with all systems expected to be compliant by March 31, 1999. The total cost of the project is estimated to be between $8 million and $10 million. The company is expensing all costs associated with these system changes. The company expensed $2.1 million and $0.6 million in 1997 and 1996, respectively, for costs associated with this project. The company anticipates expensing approximately $4 million in 1998 and approximately $3 million in 1999 for the remaining testing and implementation costs. The company anticipates funding these expenses through positive future operating cash flows.

Recent legislation

The Health Insurance Portability and Accountability Act of 1996 requires private health insurance coverage to be "portable" by employees from job to job and eliminates coverage limitations for pre-existing health conditions. Additionally, the State of Missouri has recently passed legislation that mandates various lengths of stay for maternity patients and imposes a number of new restrictions on managed care organizations, which include, among others, health maintenance organizations, health insurers, and utilization review organizations. Although the impact of the provisions of this recent legislation and any future legislation cannot be fully predicted at this time, management of the company believes that the ultimate outcome will not have a material adverse effect on the company. However, there can be no assurance that the company will be able to obtain or maintain required governmental approvals or licenses or that any current or proposed federal and state legislation or other regulatory reform imposed on the company and its subsidiaries, will not have a material adverse effect on the company's business or results of operations in the future.

Inflation

Health care costs in the United States have increased more rapidly than the national consumer price index in recent years, and that trend is expected to continue. The company believes that it has reduced the impact of such increases by expanding its provider networks, establishing risk-sharing agreements and enhancing its underwriting standards. However, there can be no assurance that the company's efforts to reduce the impact of inflation will be effective or that premium increases will equal or exceed increasing health care costs.

Operating outlook

The following statements are based on short-term expectations. The statements are forward-looking and actual results may differ materially. Reference is made to the information set forth under the captions "Safe Harbor" Statement and "Factors that May Affect Future Results of Operations, Financial Condition or Business" of Part I, Item 1 hereof. The company expects that 1998 will be a transitional year with targeted improvements and the expectation of entering 1999 with a strong operating base.

The company's performance targets for 1998 include: overall premium revenue growth per member per month in the 9 percent to 10 percent range, reflecting price increases in the high teens to low twenties (in percentages) for some categories of members, consistent with market trends; maintaining the medical loss ratio in the low eighties (in percentages), with an anticipated net medical cost increase per member per month of approximately 5 percent to 7 percent, inclusive of pharmacy benefits, medical services, and the cost of government-mandated benefits; continued reduction in core overhead expenses, with amortization expense for IOS, investments in programming to accommodate the year 2000, and other initiatives contributing to a general and administrative expense ratio in the low twenties (in percentages).

The company's ability to deliver these performance targets is dependent on, among other things, achieving targeted sales to new members and retention rates at higher prices, and realizing projected medical and overhead cost savings.

Recently issued accounting standards

The Financial Accounting Standards Board (FASB) recently released Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The standard will require all companies to present all non-owner changes in equity, e.g. market value adjustments to investments and adjustments to the minimum pension liability, in a full set of financial statements. The new rules will be effective beginning first quarter of 1998 and companies will only be required to report total comprehensive income for interim periods. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful. The new rules will be effective for the 1998 fiscal year.

Contingencies

See description under the same caption in Note 13 of the Notes to Consolidated Financial Statements of Part II, Item 8, of which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable as of December 31, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:
                                                                          Page
Consolidated Balance Sheets, December 31, 1997 and 1996                    48
Consolidated Statements of Income for the years ended
     December 31, 1997, 1996 and 1995                                      49
Consolidated Statement of Shareholders' Equity for the years ended
     December 31, 1997, 1996 and 1995                                      50
Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995                                      51
Notes to Consolidated Financial Statements                                 52
Reports of Independent Accountants                                         73
Financial Statement Schedule- Condensed
     Financial Information of Registrant                                   76

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

On June 23, 1997, the company dismissed Price Waterhouse LLP
(PW) as its independent accountants. The reports of PW on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The company's Audit Committee participated in and approved the decision to change independent accountants. In connection with its audits for the two most recent fiscal years and through June 23, 1997, there have been no disagreements with PW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PW would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and through June 23, 1997, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). The company requested that PW furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated June 27, 1997, was filed as Exhibit 16 to the company's current report on Form 8-K filed with the Securities and Exchange Commission on June 30, 1997.

The company engaged Coopers & Lybrand LLP (C&L) as its new independent accountants as of June 23, 1997. During the two most recent fiscal years and through June 23, 1997, the company has not consulted with C&L regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the company's financial statements, and either a written report was provided to the company or oral advice was provided that C&L concluded was an important factor considered by the company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the heading "Election of Directors" (except the information set forth under the subcaptions thereunder, "Compensation of Directors" and "Meetings of the Board and Committees") and the information included under the heading "Section 16(a) Beneficial Ownership
Reporting Compliance" in the company's definitive Proxy
Statement for the Annual Meeting of Shareholders to be held May
12, 1998, is incorporated herein by reference.

Pursuant to General Instruction G(3) to Form 10-K, information as to executive officers of the company is set forth in Part I of this Form 10-K under separate caption.

ITEM 11.  EXECUTIVE COMPENSATION

The information included under the headings "Executive Compensation and Other Information" (except the information set forth under the subcaptions thereunder, "Report of the Compensation Committee of the Board of Directors" and "Company Performance") and "Election of Directors - Compensation of Directors" in the company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1998, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information included under the heading "Ownership of RightCHOICE Capital Stock" in the company's definitive Proxy
Statement for the Annual Meeting of Shareholders to be held on May 12, 1998, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note 15, entitled "Transactions with Blue Cross and Blue Shield of Missouri" of Part II, Item 8, Financial Statements and
Supplementary Data contains financial information relating to the company's transactions with BCBSMo.

The information included under the heading "Certain
Transactions" in the company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 12, 1998, is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

a)  The following documents are filed as part of this report:

1)  Financial Statements:

  The financial statements required to be filed as part of this Form 10-K Annual Report are set forth in the index in Part
  II, Item 8 of this report.

2)  Financial Statement Schedules:
                                                                 Page
  The schedule required to be filed as part of this report are as follows:

      I.  Condensed Financial Information of Registrant           76

Schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the consolidated financial statements or related notes thereto.

3)  Exhibits

2.1  Reorganization Agreement between the Registrant, Healthy
     Alliance Life Insurance Company (HALIC) and Blue Cross and
     Blue Shield of Missouri (BCBSMo) - Incorporated by reference - previously filed as Exhibit 2.1 to the company's Form 10-K for the period ending December 31, 1994.*

2.1.1 Supplement to the Reorganization Agreement between the Registrant, Healthy Alliance Life Insurance Company (HALIC) and Blue Cross and Blue Shield of Missouri (BCBSMo) - Incorporated by reference - previously filed as Exhibit
     2.1.1 to the company's Form 10-K for the period ending
     December 31, 1995.*

3.1 Articles of Incorporation of the Registrant - Incorporated by reference - previously filed as Exhibit 3.1 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement
     No. 33-77798.*

3.1.1 Amendment to Articles of Incorporation of the Registrant - Incorporated by reference - previously filed as Exhibit 3.1.1 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant.
     Registration Statement No. 33-77798.*

3.2.1     Amended and Restated Bylaws of the Registrant dated
     October 27, 1997 - Incorporated by reference - previously filed as Exhibit 3.2 to the company's Form 10-Q for the period ending September 30, 1997.*

4.1  Specimen of Class A Common Stock Certificate of the
     Registrant - Incorporated by reference - previously filed as Exhibit 4.1 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant.
     Registration Statement No. 33-77798.*

4.2  Specimen of Class B Common Stock Certificate of Registrant
     - Incorporated by reference - previously filed as Exhibit
     4.2 to Registration Statement on Form S-1 under the
     Securities Act of 1933 filed by the Registrant.
     Registration Statement No. 33-77798.*

10.1 Registration Rights Agreement - Incorporated by reference - previously filed as Exhibit 10.1 to the company's Form 10-K for the period ending December 31, 1994.*

10.2 Reinsurance Agreement between the Registrant and BCBSMo -
     Incorporated by reference - previously filed as Exhibit
     10.2 to the company's Form 10-K for the period ending
     December 31, 1994.*

10.3 Network Rental Agreement between the Registrant and BCBSMo
     - Incorporated by reference - previously filed as Exhibit
     10.3 to the company's Form 10-K for the period ending
     December 31, 1994.*

10.4 Administrative Services Agreement between the Registrant and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.4 to the company's Form 10-K for the period ending December 31, 1994.*

10.4.1 Amended and Restated Administrative Services Agreement between the Registrant and BCBSMo.

10.5 Tax Allocation Agreement between the Registrant and BCBSMo
     - Incorporated by reference - previously filed as Exhibit
     10.5 to the company's Form 10-K for the period ending
     December 31, 1994.*

10.5.1    Amended and Restated Tax Allocation Agreement.

10.6 Blue Cross License Agreement between Blue Cross and Blue Shield Association (BCBSA) and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.6 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.6.1 Temporary Blue Cross License Agreement between BCBSA and BCBSMo - previously filed as Exhibit 10.6.1 to the company's Form 10-K for the period ending December 31, 1996.*

10.6.2 Amendment to Temporary Blue Cross License Agreement between BCBSA and BCBSMo dated February 7, 1997 -
     Incorporated by reference - previously filed as Exhibit
     10.6.2 to the company's Form 10-Q for the period ending
     September 30, 1997.*

10.6.3 Letter Agreement with BCBSA regarding the issuance of Blue Cross and Blue Shield licenses.

10.6.4    Blue Cross License Agreement between Blue Cross and
     Blue Shield Association (BCBSA) and BCBSMo.

10.7 Blue Shield License Agreement between BCBSA and BCBSMo -
     Incorporated by reference - previously filed as Exhibit
     10.7 to Registration Statement on Form S-1 under the
     Securities Act of 1933 filed by the Registrant.
     Registration Statement No. 33-77798.*

10.7.1 Temporary Blue Shield License Agreement between BCBSA and BCBSMo - previously filed as Exhibit 10.7.1 to the company's Form 10-K for the period ending December 31, 1996.*

10.7.2 Amendment to Temporary Blue Shield License Agreement between BCBSA and BCBSMo dated February 7, 1997 -
     Incorporated by reference - previously filed as Exhibit
     10.7.2 to the company's Form 10-Q for the period ending
     September 30, 1997.*

10.7.3    Blue Shield License Agreement between BCBSA and
     BCBSMo.

10.8 Blue Cross Controlled Affiliate License Agreement among BCBSA, HMO Missouri, Inc., and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.8 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.8.1    Temporary Blue Cross License Agreement among BCBSA,
     HMO Missouri, Inc., and BCBSMo - previously filed as
     Exhibit 10.8.1 to the company's Form 10-K for the period ending December 31, 1996.*

10.8.2 Blue Cross Controlled Affiliate License Agreement among BCBSA, HMO Missouri, Inc., and BCBSMo.

10.9 Blue Shield Controlled Affiliate License Agreement among BCBSA, HMO Missouri, Inc., and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.9 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*


10.9.1    Temporary Blue Shield License Agreement among BCBSA,
     HMO Missouri, Inc., and BCBSMo - previously filed as
     Exhibit 10.9.1 to the company's Form 10-K for the period ending December 31, 1996.*

10.9.2 Blue Shield Controlled Affiliate License Agreement among BCBSA, HMO Missouri, Inc., and BCBSMo.

10.10 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo and the Registrant - Incorporated by reference - previously filed as Exhibit 10.10 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.10.1 Temporary Blue Cross License Agreement among BCBSA, the registrant, and BCBSMo - previously filed as Exhibit
     10.10.1 to the company's Form 10-K for the period ending
     December 31, 1996.*

10.10.2 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo and the Registrant.

10.11 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo and the Registrant - Incorporated by reference - previously filed as Exhibit 10.11 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.11.1 Temporary Blue Shield License Agreement among BCBSA, the registrant, and BCBSMo - previously filed as Exhibit
     10.11.1 to the company's Form 10-K for the period ending
     December 31, 1996.*

10.11.2 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo and the Registrant.

10.12 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo and HALIC - Incorporated by reference - previously filed as Exhibit 10.12 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.12.1   Temporary Blue Cross License Agreement among BCBSA,
     HALIC, and BCBSMo - previously filed as Exhibit 10.12.1 to the company's Form 10-K for the period ending December 31, 1996.*

10.12.2 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo and HALIC.

10.13 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo HALIC - Incorporated by reference - previously filed as Exhibit 10.13 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.13.1   Temporary Blue Shield License Agreement among BCBSA,
     HALIC, and BCBSMo - previously filed as Exhibit 10.13.1 to the company's Form 10-K for the period ending December 31, 1996.*

10.13.2 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo and HALIC.

10.14 Assignment of Lease from BCBSMo to the Registrant of Lease for BlueCHOICE Processing, dated May 4, 1990, between Heitman Properties of Missouri, Ltd. ("Heitman"), not personally but solely as trustee of One City Center Trust, a Missouri common law trust, as lessor, and BCBSMo, as lessee, and attached form of Consent and Acknowledgment of assignment by Heitman - Incorporated by reference - previously filed as Exhibit 10.16 to the company's Form 10-K for the period ending December 31, 1994.*

10.15     Deed to Springfield Regional Office Facility -
     Incorporated by reference - previously filed as Exhibit
     10.17 to the company's Form 10-K for the period ending
     December 31, 1994.*

10.16     Directors' Stock Option Plan of the Registrant -
     Incorporated by reference - previously filed as Exhibit
     10.18 to Registration Statement on Form S-1 under the
     Securities Act of 1933 filed by the Registrant.
     Registration Statement No. 33-77798.*

10.17 Equity Incentive Plan of the Registrant - Incorporated by reference - previously filed as Exhibit 10.19 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement
     No. 33-77798.*

10.17.1   Amendment to Equity Incentive Plan of the Registrant -
     Incorporated by reference - previously filed as Exhibit
     10.19.1 to the company's Form 10-K for the period ending
     December 31, 1994.*

10.18 Form of Executive Severance Agreement (and list of parties who have executed officer severance agreements) - Incorporated by reference - previously filed as Exhibit
     10.20 to the company's Form 10-K for the period ending
     December 31, 1994.*

10.19 Form of Officer Severance Agreement (and list of parties who have executed officer severance agreements) - Incorporated by reference - previously filed as Exhibit
     10.21 to the company's Form 10-K for the period ending
     December 31, 1994.*

10.20 Form of Indemnification Agreement between the Registrant and its Directors and Officers (and list of parties who have executed indemnification agreements) - Incorporated by reference - previously filed as Exhibit
     10.22 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.21 Agreement of Indemnification between BCBSMo and the Registrant and its subsidiaries - Incorporated by reference
     - previously filed as Exhibit 10.23 to the company's Form
     10-K for the period ending December 31, 1994.*

10.22     Registrant Supplemental Executive Retirement Plan -
     Incorporated by reference - previously filed as Exhibit
     10.24 to Registration Statement on Form S-1 under the
     Securities Act of 1933 filed by the Registrant.
     Registration Statement No. 33-77798.*

10.23     Registrant Executive Deferred Compensation Plan -
     Incorporated by reference - previously filed as Exhibit
     10.24 to Registration Statement on Form S-1 under the
     Securities Act of 1933 filed by the Registrant.
     Registration Statement No. 33-77798.*

10.24     Amended Nonemployee Director Deferred Compensation
     Plan of the Registrant - Incorporated by reference - previously filed as Exhibit 10.26 to the company's Form 10-
     K for the period ending December 31, 1994.*

10.25 Indemnification Agreement between RightCHOICE Managed Care, Inc. and The EPOCH Group, L.C. - Incorporated by reference - previously filed as Exhibit 10.31 to the company's Form 10-K for the period ending December 31, 1995.*

10.26 Indemnification Agreement among Blue Cross and Blue Shield of Kansas City, TriLink Healthcare, Inc., and the EPOCH Group, L.C. - Incorporated by reference - previously filed as Exhibit 10.32 to the company's Form 10-K for the period ending December 31, 1995.*

10.27 Noncompete Agreement among Blue Cross and Blue Shield of Missouri, Blue Cross and Blue Shield of Kansas City, TriLink Healthcare, Inc., RightCHOICE Managed Care, Inc., and The EPOCH Group, L.C. - Incorporated by reference - previously filed as Exhibit 10.33 to the company's Form 10-K for the period ending December 31, 1995.*

10.28 Network Access Agreement among Blue Cross and Blue Shield of Kansas City, TriLink Healthcare, Inc., and The EPOCH Group, L.C. - Incorporated by reference - previously filed as Exhibit 10.34 to the company's Form 10-K for the period ending December 31, 1995.*

10.29 Network Access Agreement among RightCHOICE Managed Care, Inc., Blue Cross and Blue Shield of Missouri, HealthLink, Inc., and The EPOCH Group, L.C. - Incorporated by reference - previously filed as Exhibit 10.35 to the company's Form 10-K for the period ending December 31, 1995.*

10.30 Credit Agreement dated as of August 10, 1995 among RightCHOICE Managed Care, Inc., as the Borrower, Bank of America National Trust and Savings Association, as Administrative Agent. The Boatmen's National Bank of St. Louis, as Co-Agent and the other Financial Institutions Party Hereto arranged by BA Securities, Inc. - Incorporated by reference - previously filed as Exhibit 10.1 to the company's Form 10-Q for the period ending June 30, 1995.*

10.30.1   First Amendment to the Credit Agreement. -
     Incorporated by reference - previously filed as Exhibit
     10.36.1 to the company's Form 10-K for the period ending
     December 31, 1995.*

10.30.2   Consent and Second Amendment to the Credit Agreement -
     Incorporated by reference - previously filed as Exhibit
     10.36.2 to the company's Form 10-K for the period ending
     December 31, 1995.*

10.30.3 Third amendment to the Credit Agreement - Incorporated by reference - previously filed as Exhibit 10.2 to the company's Form 10-Q for the period ending June 30, 1996.*

10.30.4   Fourth amendment to the Credit Agreement -
     Incorporated by reference - previously filed as Exhibit
     10.36.4 to the company's Form 10-K for the period ending
     December 31, 1996.*

10.30.5 Fifth amendment to the Credit Agreement - Incorporated by reference - previously filed as Exhibit 10.36.5 to the company's Form 10-K for the period ending December 31, 1996.*

10.30.6 Sixth amendment to the Credit Agreement - Incorporated by reference - previously filed as Exhibit 10.36.6 to the company's Form 10-Q for the period ending September 30, 1997.*

10.31 Lease between Forty-Four Forty-Four Forest Park Redevelopment Corporation (Landlord) and RightCHOICE Managed Care, Inc. (Tenant) dated January 1, 1995 - Incorporated by reference - previously filed as Exhibit
     10.2 to the company's Form 10-Q for the period ending June
     30, 1995.*

10.32 Sublease between RightCHOICE Managed Care, Inc. and Blue Cross and Blue Shield of Missouri dated January 1, 1995 - Incorporated by reference - previously filed as
     Exhibit 10.3 to the company's Form 10-Q for the period ending June 30, 1995.*

10.33 Building Services Agreement between Forty-Four Forty-Four Forest Park Redevelopment Corporation and RightCHOICE Managed Care, Inc. dated January 1, 1995 - Incorporated by reference - previously filed as Exhibit 10.4 to the company's Form 10-Q for the period ending June 30, 1995.*

10.34 Master Reinsurance Agreement among RightCHOICE Managed Care, Inc., Healthy Alliance Life Insurance Company (HALIC Insurance Company), Blue Cross and Blue Shield of Kansas City, and Missouri Valley Life and Health Insurance Company
     - Incorporated by reference - previously filed as Exhibit
     10.40 to the company's Form 10-K for the period ending
     December 31, 1995.*

10.35 BCBSKC Reinsurance Agreement by and between Healthy Alliance Life Insurance Company (HALIC Insurance Company) and Blue Cross and Blue Shield of Kansas City - Incorporated by reference - previously filed as Exhibit
     10.41 to the company's Form 10-K for the period ending
     December 31, 1995.*

10.36 BCBSKC Small Group Reinsurance Agreement by and between Healthy Alliance Life Insurance Company (HALIC Insurance Company) and Blue Cross and Blue Shield of Kansas City - Incorporated by reference - previously filed as
     Exhibit 10.42 to the company's Form 10-K for the period ending December 31, 1995.*

10.37 HALIC Reinsurance Agreement by and between Missouri Valley Life and Health Insurance Company and Healthy Alliance Life Insurance Company (HALIC Insurance Company) - Incorporated by reference - previously filed as Exhibit
     10.43 to the company's Form 10-K for the period ending
     December 31, 1995.*

10.38 HALIC Small Group Reinsurance Agreement by and between Missouri Valley Life and Health Insurance Company and Healthy Alliance Life Insurance Company (HALIC Insurance Company) - Incorporated by reference - previously filed as
     Exhibit 10.44 to the company's Form 10-K for the period ending December 31, 1995.*

10.39 HALIC Farm Bureau Reinsurance Agreement by and between Missouri Valley Life and Health Insurance Company and Healthy Alliance Life Insurance Company (HALIC Insurance Company) - Incorporated by reference - previously filed as
     Exhibit 10.45 to the company's Form 10-K for the period ending December 31, 1995.*

10.40 Stock Purchase Agreement By and Between HealthLink, Inc. and TriLink Healthcare, Inc. dated as of March 27, 1996 - Incorporated by reference - previously filed as
     Exhibit 10.1 to the company's Form 10-Q for the period ending March 31, 1996.*

10.41 Stock Purchase Agreement By and Between Blue Cross and Blue Shield of Missouri and RightCHOICE Managed Care, Inc. dated as of February 8, 1996 - Incorporated by reference - previously filed as Exhibit 10.2 to the company's Form 10-Q for the period ending March 31, 1996.*

10.42 Stock Purchase Agreement By and Between RightCHOICE Managed Care, Inc. and LaSalle Bank, F.S.B. dated as of June 7, 1996 - Incorporated by reference - previously filed as Exhibit 10.1 to the company's Form 10-Q for the period ending June 30, 1996.*

10.43 Stock Purchase Agreement By and Between Blue Cross and Blue Shield of Missouri and RightCHOICE Managed Care, Inc. dated as of July 19, 1996 - Incorporated by reference - previously filed as Exhibit 10.3 to the company's Form 10-Q for the period ending June 30, 1996.*

10.44 Amended Intercompany Services Agreement By and Between RightCHOICE Managed Care, Inc. and the following subsidiaries: Healthy Alliance Life Insurance Company, Diversified Life Insurance Agency of Missouri, Inc., Pension Associates, Incorporated, and HMO Missouri, Inc. - Incorporated by reference - previously filed as Exhibit
     10.1 to the company's Form 10-Q for the period ending
     September 30, 1996.*

10.45 Executive Employment Agreement of John A. O'Rourke dated February 27, 1997 - Incorporated by reference - previously filed as Exhibit 10.51 to the company's Form 10-
     Q for the period ending September 30, 1997.*,**

10.46 Executive Severance Agreement between the Registrant and Edward J. Tenholder.**

10.47 Executive Severance Agreement between the Registrant and Sandra Van Trease.**

10.48 Executive Severance Agreement between the Registrant and Herbert B. Schneiderman.**

10.49     Officer Severance Agreement between the Registrant and
     Edward J. Tenholder.**

10.50     Officer Severance Agreement between the Registrant and
     Sandra Van Trease.**

10.51     Officer Severance Agreement between the Registrant and
     Herbert B. Schneiderman.**

10.52     Form of Executive Severance Agreement between the
     Registrant and certain senior vice presidents of the company (and list of parties who have executed executive severance agreements).**

10.53     Form of Officer Severance Agreement between the
     Registrant and certain senior vice presidents of the company (and list of parties who have executed officer severance agreements).**

10.54     Form of Officer Severance Agreement between the
     Registrant and certain vice presidents of the company (and list of parties who have executed officer severance agreements).**

10.55     Employment Agreement between the Registrant and
     Richard Smith.**

10.56 1997 Alliance Blue Cross Blue Shield Incentive Plan between the Registrant and certain senior vice presidents.**

10.57     1997 Alliance Blue Cross Blue Shield / Blue Cross Blue
     Shield of Missouri Incentive Plan between the Registrant and its President/CEO.**

10.58 1997 Alliance Blue Cross Blue Shield Incentive Plan between the Registrant and its Chief Internal Auditor.**

10.59 1998 Alliance Blue Cross Blue Shield Incentive Plan between the Registrant and certain senior vice presidents.**

10.60 1998 Alliance Blue Cross Blue Shield Incentive Plan between the Registrant and a senior vice president.**

10.61     1998 Alliance Blue Cross Blue Shield / Blue Cross Blue
     Shield of Missouri Incentive Plan between the Registrant and its President/CEO.**

10.62 1998 Alliance Blue Cross Blue Shield Incentive Plan between the Registrant and certain executive vice presidents.**

10.63     1998 Blue Cross Blue Shield of Missouri Management
     Incentive Plan between BCBSMo and an executive vice president of BCBSMo.**

10.64     Guarantor Agreement between HMO Missouri, Inc. and
     Blue Cross and Blue Shield of Missouri.

10.65     Line of Credit Agreement between HMO Missouri, Inc.
     and Blue Cross and Blue Shield of Missouri.

10.66     Subordination Agreement between HMO Missouri, Inc. and
     Blue Cross and Blue Shield of Missouri.

10.67     Agreement of Indemnification between Registrant and
     Blue Cross and Blue Shield of Missouri.

21.1 List of Subsidiaries of the Registrant.

23.1 Consent of Price Waterhouse LLP with regard to the Registrant's Registration Statements on Form S-8 -
     Registration Statement No. 33-90608, Registration Statement
     No. 333-33293, and Registration Statement No. 333-33317.

23.2 Consent of Coopers and Lybrand LLP with regard to the Registrant's Registration Statements on Form S-8 -
     Registration Statement No. 33-90608, Registration Statement
     No. 333-33293, and Registration Statement No. 333-33317.

27   Financial Data Schedule (Electronic Filing Only).

*Document has previously been filed with the Securities and Exchange Commission and is incorporated by reference and made a part hereof.

**Documents identified herein constitute all management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form.

b)   Reports on Form 8-K:

None filed during the three months ended December 31, 1997.

c) See Exhibits listed in Item 14 hereof and the Exhibits attached as a separate section of this Form 10-K Annual
     Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 20, 1998                    RightCHOICE Managed Care, Inc.

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

          Signature                 Title                         Date

   /s/ John A. O'Rourke      Chairman of the Board,            March 20, 1998
       John A. O'Rourke      President and Chief Executive
                              Officer

   /s/ Sandra A. Van Trease  Executive Vice President,
       Sandra A. Van Trease  Chief Operating Officer,          March 20, 1998
                             Chief Financial Officer
                             (Principal Financial Officer
                             and Principal Accounting Officer)

   /s/ William H. T. Bush    Director                          March 20, 1998
       William H. T. Bush

   /s/ Ronald G. Evens, M.D. Director                          March 20, 1998
       Ronald G. Evens, M.D.

   /s/ Edward C. Gomes, Jr.  Director                          March 20, 1998
       Edward C. Gomes, Jr.

                             Director                          March 20, 1998
       Earle H. Harbison, Jr.

                             Director                          March 20, 1998
       Roger B. Porter, Ph.D.

   /s/ Norman J. Tice        Director                          March 20, 1998
       Norman J. Tice

   /s/ Gloria W. White       Director                          March 20, 1998
       Gloria W. White

RightCHOICE Managed Care, Inc.
Consolidated Balance Sheets
(in thousands, except shares and per share data)
                                                               December 31,
 ASSETS                                                       1997      1996

 Current assets:
   Cash and cash equivalents                                $ 29,872 $  33,418
   Investments available for sale, at market value           220,972   262,216
   Receivables from members                                   60,019    54,767
   Receivables from related parties                           16,130    17,073
   Deferred income taxes                                       4,994       591
   Other assets                                               14,410    13,193
     Total current assets                                    346,397   381,258
 Property and equipment, net                                  60,602    51,248
 Deferred income taxes                                        12,737     6,247
 Investments in affiliates                                     8,427     9,370
 Goodwill and intangible assets, net                          78,200    84,021
    Total assets                                            $506,363  $532,144


 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Medical claims payable                                   $112,339  $111,833
   Unearned premiums                                          57,656    52,699
   Accounts payable and accrued expenses                      55,892    68,844
   Current portion of long-term debt                           2,000
   Payables to related parties                                20,213    17,149
   Reserve for loss contract                                   9,052
   Obligations for employee benefits                           2,935     3,864
   Income taxes payable                                       12,051    12,801
   Obligations under capital leases                            4,515     5,224
     Total current liabilities                               276,653   272,414
 Reserve for loss contract                                    16,311
 Long-term debt                                               45,000    62,000
 Obligations for employee benefits                            22,140    21,244
 Obligations under capital leases                              5,394     3,532
     Total liabilities
                                                             365,498   359,190

 Shareholders' equity:
   Preferred Stock, $.01 par, 25,000,000 shares authorized,
         no shares issued and outstanding
   Common Stock:
        Class A, $.01 par, 125,000,000 shares authorized,
        3,737,500 shares issued, 3,709,000 and 3,714,400
        shares outstanding, respectively                          37        37
        Class B, convertible, $.01 par, 100,000,000 shares
        authorized, 14,962,500 shares issued and outstanding     150       150
   Additional paid-in capital                                132,640   132,640
   Retained earnings                                           6,653    30,687
   Treasury stock, 28,500 and 23,100 Class A shares,
        respectively, at cost                                  (404)     (326)
   Unrealized net appreciation of investments
        available for sale                                     1,789     9,766
     Total shareholders' equity                              140,865   172,954
     Total liabilities and shareholders' equity             $506,363  $532,144


See accompanying Notes to Consolidated Financial Statements.

RightCHOICE Managed Care, Inc.
Consolidated Statements of Income
(in thousands, except shares and per share data)

                                             For the year ended December 31,
                                                  1997     1996      1995
Revenues:
 Premium                                        $654,267   $595,049   $538,422
 Fees and other income                            65,144     58,326     53,458
      Total revenues                             719,411    653,375    591,880

Operating expenses:
 Health care services                            555,126    491,662    409,495
 Commissions                                      29,302     26,808     19,405
 General and administrative (excludes depreciation
 and amortization and excludes net intercompany
 charges of $8,356, $11,731 and $15,230
 respectively, allocated to
 Blue Cross and Blue Shield of Missouri)         140,064    128,990    129,189
 Depreciation and amortization                    23,108     14,960     11,284
 Charge for loss reserves                         29,510
 Other non-recurring charges                       3,301      4,534      3,474
      Total operating expenses                   780,411    666,954    572,847
Operating (loss) income                         (61,000)   (13,579)     19,033

Investment income:
     Interest and dividends                       15,916     14,241     14,832
     Realized gains, net                          17,268      3,291      3,512
      Total investment income, net                33,184     17,532     18,344

Other:
     Interest expense                            (4,681)    (5,434)    (2,930)
     Other (expense) income, net                 (1,058)        114      (397)
                   Total other, net              (5,739)    (5,320)    (3,327)

(Loss) income before (benefit) provision
     for income taxes                           (33,555)    (1,367)     34,050
(Benefit) provision for income taxes             (9,521)        660     10,480
Net (loss) income                              $(24,034)   $(2,027)    $23,570

Weighted average common shares outstanding    18,672,600 18,678,700 18,687,800

Basic and diluted (loss) earnings per share      $(1.29)    $(0.11)      $1.26


See accompanying Notes to Consolidated Financial Statements.

RightCHOICE Managed Care, Inc.
Consolidated Statements of
Changes in Shareholders' Equity
(in thousands, except shares)
                                                                                 Unrealized
                                                                                     Net
                                            Additional                          Appreciation
                            Common Stock      Paid In     Retained   Treasury  (Depreciation)
                            Class   Class     Capital     Earnings     Stock   In Investments     Total
                              A       B
Balance at
December 31, 1994           $37     $150      $132,757     $9,144      $(138)     $(6,525)       $135,425
Net income for the year
ended December 31, 1995                                    23,570                                  23,570
Additional expenses related to
initial public stock offering                    (117)                                              (117)
Purchase of 8,800 shares of
Class A Common Stock, at cost                                           (128)                       (128)
Unrealized net appreciation
of investments available
for sale                                                                             14,471        14,471
Balance at
December 31, 1995            37      150       132,640     32,714       (266)         7,946       173,221
Net loss for the year
ended December 31, 1996                                   (2,027)                                 (2,027)
Purchase of 4,300 shares of
Class A Common Stock, at cost                                            (60)                        (60)
Unrealized net
appreciation of investments
available for sale                                                                    1,820         1,820
Balance at
December 31, 1996            37      150       132,640     30,687       (326)         9,766       172,954
Net loss for the year
ended December 31, 1997                                  (24,034)                                (24,034)
Purchase of 5,400 shares of
Class A Common Stock
at cost                                                                  (78)                        (78)
Unrealized net depreciation
of investments
available for sale                                                                  (7,977)       (7,977)
Balance at
December 31, 1997           $37     $150      $132,640     $6,653      $(404)        $1,789      $140,865


See accompanying Notes to Consolidated Financial Statements.


                  RightCHOICE Managed Care, Inc.
               Consolidated Statements of Cash Flows
                          (in thousands)

                                          For the year ended December 31,
                                              1997       1996       1995
Cash flows from operating activities:
 Net (loss) income                        $(24,034)    $(2,027)    $23,570

 Adjustments to reconcile net (loss) income
 to net cash (used in) provided by operating
 activities:
 (Credit) provision for deferred income
  tax benefits                              (6,507)       4,218    (1,355)
 Depreciation and amortization               23,108      14,960     11,284
 (Gain) loss on sale of property and
  equipment                                    (44)          51       (66)
 Undistributed losses (earnings) of
  affiliates                                    916        (42)        317
 Gain on sale of investments               (17,268)     (3,291)    (3,512)
 Accretion of discounts and amortization
 of premiums, net                                 6         426       (32)
(Increase) decrease in certain assets, net of
effects from investment in affiliates:
 Receivables from members                   (5,182)       2,722    (4,500)
 Receivables from related parties               943       7,007     26,763
 Other assets                               (2,859)     (9,148)    (1,770)
Increase (decrease) in certain liabilities,
net of effects from investment in affiliates:
 Medical claims payable                         506      25,986    (6,427)
 Unearned premiums                            4,957       1,267      1,956
 Accounts payable and accrued expenses     (13,065)       2,547     24,098
 Payables to related parties                  3,064     (5,025)   (28,987)
 Reserve for loss contract                   25,363
 Obligations for employee benefits             (33)       (229)    (2,560)
 Income taxes payable                         (755)    (10,301)    (5,251)
Net cash (used in) provided by operating
 activities                                (10,884)      29,121     33,528

Cash flows from investing activities:
 Proceeds from matured investments:
   Fixed maturities                           3,975       9,187      8,900
 Proceeds from investments sold:
   Fixed maturities                         311,599     246,728    303,412
   Equity securities                         40,734      20,535     33,415
   Other                                     32,469
 Investments purchased:
   Fixed maturities                       (340,366)   (240,648)  (318,755)
   Equity securities                          (230)    (22,542)   (20,454)
   Other                                    (2,039)     (2,275)    (3,635)
 Payment for purchase of HealthLink, net of
  cash acquired                                                   (88,918)
 Investment in other affiliates, net of cash
  acquired                                       24     (5,312)    (3,294)
 Sale and redemption of affiliates                          500      3,427
 Proceeds from property and equipment sold      561          31        470
 Property and equipment purchased          (18,544)    (18,113)   (10,208)
Net cash provided by (used in) investing
 activities                                  28,183    (11,909)   (95,640)

Cash flows from financing activities:
 Additional expenses related to public
  stock offering                                                     (117)
 Purchase of Class A Treasury stock            (78)        (60)      (128)
 Borrowings under revolving credit facility                         62,000
 Decrease in borrowings under reverse
  repurchase agreements                                            (4,302)
 Payments of long-term debt                (15,000)                (1,111)
 Payments of capital lease obligations (5,767) (4,866) (4,183) Net cash (used in) provided by financing
 activities                                (20,845)     (4,926)     52,159
Net (decrease) increase in cash and
 cash equivalents                           (3,546)      12,286    (9,953)
Cash and cash equivalents at beginning
 of year                                     33,418      21,132     31,085
Cash and cash equivalents at end of year    $29,872     $33,418    $21,132

Supplemental disclosure of cash information:
 Interest paid                               $5,036      $5,420     $2,439
 Income taxes paid (refund received), net   (2,262)       6,742     17,043

Supplemental schedule of noncash investing
 and financing activities:
 Equipment acquired through capital leases   $9,730      $2,738     $3,579
 Disposal of equipment under capital leases   2,810                  1,789
Details of business acquired in purchase
 transactions:
 Fair value of assets acquired,
  including goodwill                                               $98,462
 Less liabilities assumed or created                                 8,911
 Cash paid for acquisition (including
  transaction costs)                                                89,551
 Cash acquired in acquisition                                          633
 Net cash paid for acquisition                                     $88,918

See accompanying Notes to Consolidated Financial Statements.


               RightCHOICE Managed Care, Inc.
         Notes to Consolidated Financial Statements
          (dollars in thousands, except share data)

1.  Organization

RightCHOICE Managed Care, Inc. (RightCHOICE) is a majority owned subsidiary of Blue Cross and Blue Shield of Missouri (BCBSMo) incorporated in the State of Missouri. In connection with the RightCHOICE August 1,
1994, initial public offering of Class A Common Stock,
BCBSMo transferred its managed health care business to RightCHOICE (the company). The holders of Class A
Common Stock have one vote per share and the holders of Class B Common Stock have 10 votes per share. BCBSMo is the sole holder of Class B Common Stock. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder at any time. At December 31, 1997, BCBSMo and all holders of Class A Common Stock have control over approximately
97.6 percent and 2.4 percent, respectively, of the combined voting power of both classes of common stock.
There are no liquidation preferences between the two classes of common stock. The company has not issued shares of its authorized Preferred Stock. In addition, the company provides certain guarantees relating to the financial stability of certain affiliates.

The company offers a comprehensive array of managed health care products and services, including preferred provider organizations (PPO), point-of-service networks
(POS), health maintenance organizations (HMO), Medicare supplement, specialty managed care networks, selected comprehensive indemnity health coverage, third-party administrator (TPA) services, and administrative services only (ASO) for self-funded organizations.

2.  Summary of significant accounting policies

The following is a summary of significant accounting policies used in the preparation of the accompanying
Consolidated Financial Statements. Such policies are in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

The Consolidated Financial Statements include the accounts of the company and its subsidiaries including
Healthy Alliance Life Insurance Company (HALIC),
HealthLink, Inc. (HealthLink), giving effect to its acquisition by the company on August 10, 1995, HMO
Missouri, Inc. (BlueCHOICE), and RightCHOICE Insurance
Company (RIC), after elimination of all significant intercompany transactions. Investments in other companies in which less than a majority interest is held are accounted for under the equity or cost method.

Cash and cash equivalents

Cash and cash equivalents are highly liquid investments with an original maturity of three months or less when purchased.

Investments available for sale

Unaffiliated investments with readily determinable fair values have been classified as available for sale.
Unrealized gains and losses are computed on the basis of specific identification and are included in the shareholders' equity section of the balance sheet, net of applicable deferred income taxes. Realized gains and losses on the disposition of investments are included in investment income. The specific identification method is used in computing the cost of debt and equity securities sold.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line basis over the estimated useful life of the respective assets, ranging from 30 years for buildings, 3 to 10 years for furniture and equipment, 3 to 5 years for capitalized software development costs, and 5 to 10 years for leasehold improvements.

Improvements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings. The company also capitalizes purchased and internally developed software costs to the extent they are expected to benefit future operations.
Software amortization of such costs commences when specific components are operational. Unamortized software development cost as of December 31, 1997 and 1996 was $33,029 and $21,149, respectively. Software amortization expense for the years ended December 31, 1997, 1996, and 1995, was $5,521, $671, and $495,
respectively.

Goodwill and intangible assets

Goodwill and intangible assets represent the excess of cost over the fair market value of net assets acquired in purchase transactions. Gross goodwill and intangible assets (excluding related accumulated amortization) was $86,744 and $91,022 as of December 31, 1997 and 1996,
respectively, and is amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization on goodwill and intangible assets as of December 31, 1997 and 1996 was $8,544 and $7,001,
respectively. Amortization expense of the goodwill and other intangibles aggregated $7,487, $5,045, and $2,508 in 1997, 1996, and 1995, respectively.

The company reviews the carrying value of goodwill, intangibles and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
This review is performed by comparing estimated undiscounted future cash flows from use of the asset to the recorded value of the asset.

Medical claims payable

In addition to the liability for processed but unpaid claims at period-end, the company provides for the estimated amount of liability arising from medical care provided to members, net of coordination of benefit refunds, for claims still in process, as well as undischarged and unreported claims. This estimate is based on current membership statistics, claim run-off patterns and certain actuarial formulas. The liability includes estimated processing expenses relating to such claims. Such estimates are subject to revision;
however, management believes these estimates reasonably approximate actual costs.

Reinsurance

In the normal course of business, the company cedes insurance to other unrelated insurance carriers on an excess loss or quota share basis. The company engages in such reinsurance activity to limit losses from large exposures and to permit recovery of a portion of direct losses. The company also reached a network access and financial reinsurance agreement with Blue Cross and Blue
Shield of Kansas City (BCBSKC) designed to make the two companies more competitive in the Missouri market. As a result of the agreements, members of either plan who are enrolled through statewide employers or associations are able to use the provider network of the Blue Cross and Blue Shield company where they live. The impact of these reinsurance activities is not significant to the Consolidated Financial Statements.

Income taxes

The company utilizes the asset and liability method of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

The company, along with its subsidiaries, files a consolidated federal income tax return with BCBSMo. The company's provision for income taxes has been calculated on a separate return basis assuming regular statutory tax rates. In accordance with the tax-sharing agreement of the consolidated group, income tax expense is allocated to the company and its subsidiaries based upon the consolidated income generated by the company and its subsidiaries.

Dividend restrictions

Missouri and Illinois insurance laws and regulations provide certain restrictions on the payment of dividends by insurance companies in a holding company structure.
The Missouri and Illinois Directors of Insurance may bring an action to enjoin or rescind the payment of any dividend or distribution that would cause the insurance company's statutory surplus to be unreasonable or inadequate. At December 31, 1997, the company's insurance subsidiaries (excludes HealthLink) did not have a significant amount of dividends available for payment without the prior approval of the Missouri or Illinois Directors of Insurance.

Earnings per share

During March 1997, the Financial Accounting Standards
Board (FASB) released Statement of Financial Accounting
Standards No. 128, "Earnings per Share" (SFAS No. 128), which changed the computation and disclosure of earnings per share. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 and earlier application is not permitted.

Basic earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year.
Diluted earnings per share are calculated by dividing net income by the number of weighted average shares outstanding plus additional shares representing stock distributable under stock-based compensation plans using the treasury stock method. Because 1997 and 1996 results reflect a net loss, basic and diluted earnings per share are calculated based on the same weighted average number of shares outstanding. For 1995, 38,471 dilutive potential common shares were added to the weighted average number of shares outstanding in order to compute diluted earnings per share. The antidilutive potential common shares that could dilute earnings per share in the future were 469,766, 573,428, and 56,932 as of December 31, 1997, 1996, and 1995, respectively.

Concentration of credit risk

The company primarily conducts business in the State of Missouri, and a significant portion of its customer base is concentrated with companies that are located in the metropolitan St. Louis area. No single customer generates in excess of 10 percent of the company's total revenue.

The company invests its excess cash in interest-bearing deposits with major banks, commercial paper and money market funds. Although a majority of the cash accounts exceed the federally insured deposit amount, management does not anticipate non-performance by the other parties. Management reviews the stability of these institutions on a periodic basis.

Investments principally include U.S. Treasury and agency bonds and fixed maturity bonds in a variety of companies
A rated or better by nationally recognized rating services. Investments in life insurance contracts consist primarily of flexible premium variable life products, invested in managed bond and equity funds, purchased from an insurance company which has an A.M.
Best rating of A+. Such credit ratings are routinely reviewed by management.

Fair value of financial instruments

The carrying amount for cash and cash equivalents, receivables, and accounts payable approximates fair value because of the short maturity of those instruments. The fair value of investments available for sale at December 31, 1997 and 1996, determined based upon quoted market prices, is disclosed in Note 4.

Revenue recognition and unearned premiums

For most members, premiums are billed in advance of coverage periods and are recorded as revenue over the period to which health care coverage relates. Amounts billed but unearned are recorded as unearned premiums.
The company's TPA and ASO self-funded programs do not involve the assumption of insurance or significant credit risks; therefore, revenue from these programs is reflected in fees and other income. During the years ended December 31, 1997, 1996, and 1995, the company received reimbursements for claims paid of $106,227, $132,449, and $157,597, respectively, from TPA and ASO self-funded groups.

Non-recurring charges

The company incurred charges to earnings of $3.3 million and $4.5 million in 1997 and 1996 for costs associated with moving the company's claims, customer service, billing, and provider services functions from St. Louis to Springfield, Missouri, and Cape Girardeau, Missouri.
Non-recurring charges in 1995 include $2.0 million of one-time integration charges related to the company's acquisition of HealthLink in August 1995 and $1.5 million relating to the settlement of a class action lawsuit. The lawsuit stemmed from the company's claims paying practices and negotiated discounts with providers; the company agreed to settle the lawsuit by establishing a rebate program for all affected subscribers. See Note 13 entitled "Contingencies -
Litigation with DOI and Attorney General, Litigation relating to the Market Conduct Study and Copayment
Calculations" for recent information relating to this issue.

Reclassifications

Certain reclassifications have been made to the Consolidated Financial Statements for 1995 and 1996 to conform with the 1997 presentation.

Recently issued accounting standards

The Financial Accounting Standards Board (FASB) recently released Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," SFAS
No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers'
Disclosures about Pensions and Other Postretirement
Benefits." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The standard will require all companies to present all non-owner changes in equity, e.g. market value adjustments to investments and adjustments to the minimum pension liability, in a full set of financial statements. The new rules will be effective beginning first quarter of 1998 and companies will only be required to report total comprehensive income for interim periods. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful. The new rules will be effective for the 1998 fiscal year.

3.   HealthLink acquisition

The company completed its acquisition of HealthLink, a privately held regional managed health care organization, on August 10, 1995. The acquisition included cash payments of approximately $92 million and was financed, in part, by the $62.0 million of funds from RightCHOICE's five-year reducing revolving credit facility. Transaction costs related to the transaction were $2.5 million. The acquisition was accounted for under the purchase method of accounting, and, accordingly, the net assets and results of operations of HealthLink have been included in the Consolidated
Financial Statements as of the date of acquisition. An excess purchase price of approximately $74 million has been determined based on the fair values of assets and liabilities assumed. In addition, the company recorded intangible assets of $5.9 million relating to post-acquisition agreements with the former HealthLink shareholders. These agreements are being amortized over periods of between two and six years. Amortization expense of the goodwill and other intangible assets related to HealthLink aggregated $3.1 million, $3.3 million, and $1.4 million in 1997, 1996, and 1995, respectively.

4.   Investments available for sale

Investments available for sale are summarized below:

                                                 Gross      Gross    Estimated
                                    Amortized  unrealized unrealized   market
                                      Cost       gains      losses     value
  December 31, 1997
   Fixed maturities:
     U.S. government and agency
     securities                      $89,582    $1,227      $(29)     $90,780
     Corporate bonds and notes       105,128     1,724      (155)     106,697
     Short-term investments           12,856                           12,856
                                     207,566     2,951      (184)     210,333
    Other invested assets             10,639                           10,639

                                    $218,205    $2,951     $(184)    $220,972

  December 31, 1996
   Fixed maturities:
     U.S. government and agency
     securities                     $118,960    $1,145   $(1,156)    $118,949
     Corporate bonds and notes        59,515       323      (337)      59,501
     Short-term investments            2,944                            2,944
     Investment in variable life
       insurance contracts            26,650     5,998                 32,648

                                     208,069     7,466    (1,493)     214,042

   Equity securities:
     Common stocks                    30,282     9,901      (744)      39,439

   Other invested assets               8,735                            8,735

                                    $247,086   $17,367   $(2,237)    $262,216

Interest and dividend income comprises the following:

                                             Year ended December 31,
                                             1997     1996     1995

  Interest on bonds                        $12,822   $11,847  $11,540
  Dividends on stocks                          102     1,295      785
  Accretion of discounts and
  amortization of premiums, net                (6)     (426)       32
  Interest on cash equivalents and other
     investment income                       3,697     2,353    3,389
  Gross investment income                   16,615    15,069   15,746
  Investment expenses                        (699)     (828)    (914)

                                           $15,916   $14,241  $14,832

Realized gains on investments are as follows:

                                             Year ended December 31,
                                             1997     1996     1995
 Net realized gains:
   Fixed maturities                        $ 6,930    $  516  $   786
   Equity securities                        10,338     2,380    2,726
                                           $17,268    $2,896  $ 3,512

Proceeds from sales of available for sale securities were $384,802, $267,263, and $336,827 during 1997, 1996, and 1995, respectively. Gross realized gains were $19,203, $3,819, and $6,776 during 1997, 1996, and 1995, respectively. Gross realized losses were $1,935, $923, and $3,264 during 1997, 1996, and 1995, respectively. Contractual maturities of fixed maturity investments, excluding variable life insurance contracts, held on December 31, 1997, are as presented below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                        Estimated
                                             Amortized    market
                                                cost      value

       Due in one year or less                $41,936   $ 41,952
       Due after one year through five years   72,908     73,469
       Due after five years through 10 years   45,592     46,362
       Due after 10 years                      47,130     48,550
                                             $207,566   $210,333

5.  Receivables from members

Receivables from members consist of the following:

                                       December 31,
                                    1997        1996

       Individual subscribers       $9,394     $11,335
       Underwritten groups          35,369      33,720
       Self-funded/ASO groups       15,256       9,712
                                   $60,019     $54,767

Based on historical collection experience, the company considers its receivables from members to be fully collectible; accordingly, no allowance for doubtful accounts is recorded. If receivables become uncollectible, they are charged against income using the direct write-off method when that determination is made.

6.  Property and equipment, net

Property and equipment consist of the following:

                                                   December 31,
                                                  1997      1996

       Land and building                         $5,595    $5,575
       Furniture and equipment, including
         capitalized leases                      58,186    50,652
       Capitalized software development costs    38,995    21,817
       Leasehold improvements                     3,607     3,628
                                                106,383    81,672
       Less accumulated depreciation
         and amortization                      (45,781)  (30,424)

                                                $60,602   $51,248

Depreciation and amortization expense was $15,621, $9,915, and $9,482, for the years ended December 31, 1997, 1996, and 1995, respectively.

7.  Investments in affiliates

The company has non-controlling investments in certain companies that are not consolidated with the company's operations and are carried at cost or accounted for using the equity method. The largest of such investments is the company's 50 percent ownership interest in The EPOCH Group, L.C. (Epoch). Epoch, a limited liability company, was formed in December 1995 by the company and BCBSKC to combine their third-party administrator (TPA) businesses. The company invested cash and other net assets of $5.3 million in this joint venture. The combined annual revenues of Epoch were $21.1 million in 1997 and $23.9 million in 1996. Operating (loss) income was $(1.3) million and $1.2 million in 1997 and 1996, respectively. Epoch is accounted for using the equity method and resulted in undistributed (losses) earnings to the company of $(664) in 1997 and $563 in 1996. Epoch serves approximately 260 businesses in the midwest, representing 628,200 members as of December 1997.

8.  Medical claims payable

Medical claims payable represents the amounts needed to provide for the estimated ultimate cost of settling claims related to insured events that have occurred on or before December 31. The payable is estimated to include the amounts required for future payment of a) medical claims that have been reported to the company, b) claims related to insured events that have occurred but that have not been reported to the company as of December 31, and c) claims adjustment expenses. Claims adjustment expenses include costs incurred in the claim settlement process such as costs to record, process and adjust claims.

Activity in medical claims payable is summarized as follows:

                                      1997       1996

       Balance at January 1        $111,833    $ 83,793
       Incurred related to:
         Current year               558,208     493,438
         Prior year                   1,065     (1,776)
              Total incurred        559,273     491,662

       Paid related to:
         Current year               473,515     394,217
         Prior year                  85,252      69,405
       Total paid                   558,767     463,622
       Net balance at December 31  $112,339    $111,833

The incurred amounts related to prior years represent the variations between the company's estimated claims payable for prior years' claims and the actual amounts required to satisfy such claims.

9.  Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

                                              December 31,
                                              1997    1996

       Accounts payable                     $16,987  $29,893
       Accrued salaries and other expenses   10,355    8,975
       Other accrued expenses                28,550   29,976
                                            $55,892  $68,844

10.  Long-term debt and commitments

In August 1995, the company established a $125.0 million, five-year, reducing revolving credit facility (the Credit Facility) with Bank of America National Trust and Savings Association (B of
A) and a syndicate of banks. At December 31, 1997, the company had $47.0 million outstanding under the Credit Facility. The maximum commitment of the Credit Facility was reduced to $50.0 million as of October 1, 1997, with $1.25 million quarterly reductions through 1998 and subsequent $2.5 million quarterly reductions through June 30, 2000, with the remaining $30.0 million commitment under the Credit Facility terminating on August 10, 2000. In addition, mandatory reductions to the commitment, together with prepayments, are required upon the happening of certain extraordinary events such as the issuance of debt securities or sale of a subsidiary.

Borrowings under the Credit Facility may be denominated, at the option of the company, as base rate loans or offshore rate loans. Base rate loans bear interest at B of A's base rate, which is the higher of the latest federal funds rate plus 1.75 percent or B of A's reference rate, which approximates the prime rate. Offshore rate loans bear interest at 2.75 percent above the adjusted London Interbank Offered Rate (LIBOR). At December 31, 1997, all of the company's outstanding borrowings were in offshore rate loans. The weighted average interest rate incurred by the company was 7.32 percent, 6.69 percent, and 7.39 percent in 1997, 1996, and 1995, respectively. In addition, the company pays a quarterly fee on the unused portion of the Credit Facility at a current rate of
0.50 percent per annum. The unused portion of the Credit Facility at December 31, 1997, was $3.0 million.

As a condition to providing the Credit Facility, the company pledged the stock of its direct subsidiaries and a guaranty of repayment was provided by HealthLink. In addition, the Credit Facility establishes certain covenants that restrict the company's ability to incur additional indebtedness or pay cash dividends; limit future capital contributions, investments, acquisitions, and capital expenditures, and limitations on indebtedness of the company's subsidiaries; and require the maintenance of certain financial ratios as well as a minimum consolidated tangible net worth. As of the date of this report, the company was in compliance with these covenants, as amended by the company and the banking syndicate.

The company has an agreement with BCBSMo to lease certain office space, including an operating lease for its headquarters facility (see Note 15, Transactions with Blue Cross and Blue Shield of Missouri). The company also leases certain electronic data processing equipment under noncancellable lease agreements, and these leases are reflected in the Consolidated Financial Statements as capital and operating leases.

The following is a schedule of future minimum rental payments required under capital leases and under non-cancellable operating leases that have initial or remaining terms in excess of one year together with the present value of net minimum lease payments under capital leases at December 31, 1997:

                                                         Capital  Operating
       Year ending December 31,
         1998                                            $ 4,897   $ 7,917
         1999                                              4,308     7,003
         2000                                              1,351     6,518
         2001                                                        6,180
         2002                                                        6,172
         Thereafter                                                 16,216
           Total minimum lease payments                  $10,556   $50,006
           Less amount representing interest               (647)
           Present value of net minimum lease payments,
             including current portion of $4,515         $ 9,909

Total rental expense for all operating leases, except those with terms of one month or less that were not renewed, was $9,900, $8,999, and $9,365, for the years ended December 31, 1997, 1996, and 1995, respectively.

11.  Income taxes

The components of the provision for income taxes are as follows:

                                  Year ended December 31,
                                 1997      1996      1995
      Current
       Federal                $(3,771)  $(3,965)   $11,664
       State                       757       407       171
                               (3,014)   (3,558)    11,835

      Deferred:
       Federal                 (6,507)     4,218   (1,355)
                              $(9,521)      $660   $10,480


The effective tax rate, expressed as a percentage of pre-tax
(loss) income, differs from the federal statutory rate as follows:

                                Year ended December 31,

                                 1997     1996    1995
   Tax provision based on
    federal statutory rate        35.0%    35.0%   35.0%
   State income taxes, net of
    federal (benefit) expense    (2.3)   (29.7)     0.5
   Goodwill amortization         (2.2)   (51.0)     0.9
   Tax audit settlement                           (6.3)
   Other                         (2.1)    (2.5)     0.7

                                  28.4%  (48.2)%   30.8%

The effective rate for 1995 was positively affected by a $2.1 million final tax audit settlement with the Internal Revenue
Service relating to pension, software amortization expenses and other items.

The primary temporary differences that gave rise to deferred income taxes were as follows:


                                                  December 31,
                                                 1997     1996
     Deferred tax assets:
     Capitalized software                      $ 3,936  $ 4,555
     Medical claims payable discounting          1,527    1,425
     Employee benefits                           8,633    7,830
     Unearned premiums                           3,980    3,601
     Other capitalized expenses                  2,534    2,989
     Loss reserve accrual                        8,877
     Other                                       8,972    5,800
         Total deferred tax assets              38,459   26,200
     Deferred tax liabilities:
     Depreciation                                5,703    3,197
     Pension                                     1,126    1,258
     IOS expense                                 8,755    6,568
     Unrealized appreciation of securities         979    5,365
     Other tax-deductible expenses               4,053    2,862
         Total deferred tax liabilities         20,616   19,250
     Valuation allowance                         (112)    (112)
     Net deferred tax asset                    $17,731  $ 6,838

SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The company believes that uncertainty exists with respect to the future realization of the undistributed losses of minority-owned subsidiary companies. Therefore, the company maintained a valuation allowance relating to such items of $112 as of December 31, 1997 and 1996. Based upon all the available evidence, management believes it is more likely than not that the company will realize its remaining deferred tax assets and, accordingly, no valuation allowance has been provided against such remaining assets as of December 31, 1997 and 1996.

12.  Employee benefit programs

Pension plan

The company and its subsidiaries participate in a defined benefit pension plan covering substantially all company employees (excluding HealthLink employees) who meet the plan eligibility requirements as to age and length of service. The national Blue Cross and Blue Shield Association (BCBSA) is responsible for administration of this defined benefit pension plan. The benefits are based on years of service and average annual compensation for the employee's highest consecutive five of the last 10 years. Plan assets are invested primarily in publicly traded equity securities and bonds. The company's funding policy is to contribute amounts needed to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 (ERISA).

Net periodic pension cost for the company includes the following components:

                                         Year ended December 31,
                                          1997     1996    1995

        Service cost                     $1,802   $1,812  $1,597
        Interest cost                     2,814    2,472   2,282
        Actual return on plan assets    (6,840)  (4,746) (5,321)
        Net amortization and deferral     3,536    1,694   2,582
        Net periodic pension cost        $1,312   $1,232  $1,140

Assumptions used in the development of pension data follow:

                                          1997     1996    1995

        Discount rate                    7.25%    7.75%    7.50%
        Expected long-term rate of
         return on assets                 9.0      9.0      9.0
        Rates of increase in
         compensation levels          3.5-7.0  3.5-7.0  3.5-7.0

The funded status of the company's pension plan and the amount recorded as accrued pension cost consist of the following:

                                                          December 31,
                                                         1997      1996
      Accumulated benefit obligation:
       Vested benefits                                  $29,047  $25,347
       Non-vested benefits                                2,352    5,719
                                                         31,399   31,066
      Effect of projected compensation increases         11,723    6,681
      Actuarial present value of projected
       benefit obligation                                43,122   37,747
      Fair value of plan assets                        (40,264) (34,175)
      Unfunded status                                     2,858    3,572
      Unrecognized transition asset                       4,177    1,874
      Unrecognized net gain                                 892    1,196
      Unrecognized prior service cost                       446    1,756
      Accrued pension cost                              $ 8,373  $ 8,398

HealthLink provides a defined contribution pension plan covering substantially all HealthLink employees who meet the plan eligibility requirements as to age and length of service. HealthLink contributes an amount equal to 4 percent of participating employees' annual base compensation levels. Additional amounts can be contributed at the company's discretion. Pension expense during 1997, 1996, and 1995, subsequent to the company's purchase of HealthLink on August 10, 1995, was $368, $245, and $94, respectively.

Postretirement benefits other than pensions

The company provides certain health care and life insurance benefits for retired and terminated employees (excluding HealthLink employees). Substantially all of the company's employees may become eligible for those benefits if they reach normal retirement age while working for the company. The health care and life insurance benefits for retired employees are provided through insurance companies whose premiums are based on the benefits paid during the year. The estimated cost of retiree benefit payments other than pensions is accrued over the period such benefits are earned.

The net periodic cost for postretirement benefits includes the following components:

                                            Year ended December 31,
                                             1997    1996    1995

      Service cost                           $522    $457    $363
      Interest cost                         1,171   1,088   1,015
      Amortization of:
       Prior service cost                     (6)     (6)    (28)
       Actuarial loss                          82      85      20
      Net periodic postretirement cost     $1,769  $1,624  $1,370

The company's postretirement benefit plan is currently not funded. The following table presents the status of the company's postretirement benefits:


                                                   December 31,
                                                  1997      1996
      Accumulated benefit obligation:
      Retirees                                   $10,366   $ 8,939
      Fully eligible plan participants             1,618     1,628
      Other active plan participants               4,876     4,502
                                                  16,860    15,069

      Unrecognized prior service cost               (23)      (19)
      Unrecognized experience loss               (4,081)   (2,772)
      Accrued postretirement benefit cost        $12,756   $12,278

The assumed discount rate is 7.25 percent for 1997 and 7.75 percent for 1996. The increase in the per capita costs of covered health care benefits is assumed to be 7 percent as of December 31, 1997 and 6.5 percent in 1998 and thereafter. Increasing the assumed health cost trend rate by one percentage point would increase the accumulated benefit obligation as of December 31, 1997, by approximately $1,230 and increase net periodic postretirement cost by $176.

Postemployment benefits

The company also provides certain severance benefits for employees who involuntarily terminate their employment and long-term disability benefits for employees who are disabled. Severance benefits include salary continuation, medical benefits and career transition benefits. Disability benefits include life insurance, medical coverage and salary continuation. Disability coverage for salary continuation is provided under the National Trust of Blue Cross and Blue Shield, which is administered by the BCBSA.

Postemployment benefits are accrued if attributable to service already rendered, if the benefits accumulate or vest, if payment is probable and if the amounts can be reasonably estimated. Postemployment benefit expense was $688, $940, and $938 for 1997, 1996, and 1995, respectively.

Stock-based compensation plans

The company provides an Equity Incentive Plan and a Directors' Stock Option Plan (the plans), which allow for the annual grant of stock options in the form of incentive stock options, non-qualified stock options and restricted stock grants, and are further described below. The company applies APB Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the company's plans been determined consistent with FASB Statement No. 123, the company's net (loss) income and (loss) earnings per share would have been reduced to the pro forma amounts indicated below:

  Year                                       1997      1996      1995
  Net (loss) income       As reported    $(24,034)  $(2,027)   $23,570
                          Pro forma      $(24,677)  $(2,346)   $23,504
  Basic and diluted (loss)
  earnings per share      As reported      $(1.29)   $(0.11)     $1.26
                          Pro forma        $(1.32)   $(0.13)     $1.26

The maximum number of shares subject to options and grants under the Equity Incentive Plan and Directors' Stock Option Plan is 1 million and 60,000, respectively. The exercise price of each option equals the market price of the company's stock on the date of grant and an option's maximum term is 10 years. Options vest by the end of the third year.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants in 1997, 1996, and 1995, respectively: expected volatility of 34, 34, and 29 percent; risk-free interest rates of 6, 6, and 7 percent; and expected lives of 6.5 years. In addition, for all three years, no dividend yield was assumed.

A summary of the status of the plans as of December 31, 1997, 1996, and 1995 and changes during the years ended on those dates is presented below:

                         Number of  Weighted-average   Weighted-average
                          shares     exercise price       fair value

  Outstanding at
  December 31, 1994       214,225         $11.00
  Granted                  77,316         $17.57             $8.07
  Forfeited              (61,702)         $12.52

  Outstanding at
  December 31, 1995       229,839         $12.80
  Granted                 408,708         $12.37             $5.70
  Forfeited              (65,119)         $13.20

  Outstanding at
  December 31, 1996      573,428          $12.45
  Granted                310,787          $10.91             $5.18
  Forfeited            (414,449)          $11.77

  Outstanding at
  December 31, 1997      469,766          $12.03

There were 105,413 options exercisable at December 31, 1997 and no options exercisable at December 31, 1996, and 1995. There were no options exercised during 1997, 1996, and 1995. The pro forma disclosures included above may not be representative of the effects on reported net income or loss for future years.

The following table summarizes information about stock options outstanding at December 31, 1997:


                        Options Outstanding                     Options Exercisable

                              Weighted
 Range of      Number          Average        Weighted          Number          Weighted
 Exercise   Outstanding       Remaining        Average        Exercisable        Average
  Prices    at 12/31/97   Contractual Life  Exercise Price    at 12/31/97    Exercise Price

$10 to $12    292,268         8.4 years        $10.85            91,413          $11.02

$13 to $18    177,498         8.0 years        $13.97            14,000          $14.81

$10 to $18    469,766         8.3 years        $12.03           105,413          $11.53


Other benefit plans

The company provides a pretax 401(k) plan covering substantially all company employees, an incentive program to key management personnel for the achievement of corporate and individual goals, and a sales incentive program to encourage exceptional performance in marketing to and servicing of clients. The cost of providing these programs is not significant to the company's overall results of operations.

13.  Contingencies

OPM audit

The company, through its subsidiary, HMO Missouri, Inc. (BlueCHOICE), contracts with the Office of Personnel Management
(OPM) to provide or arrange health services to federal employees under the Federal Employees Health Benefits Program (FEHBP).
FEHBP is the second largest customer group (after MCHCP, discussed further herein) of BlueCHOICE. OPM conducts periodic audits to, among other things, verify that the premiums established under the OPM contract were established in compliance with the community rating and other requirements under the FEHBP.

On August 8, 1995, the company received a draft audit report from the OPM regarding the audit, conducted in 1994, of the FEHBP operations of BlueCHOICE for the years 1989 through 1994. The audit dealt primarily with a comparison of premium rates charged to the FEHBP to rates charged by BlueCHOICE to other similarly sized groups. The OPM draft audit report indicates that BlueCHOICE has a potential liability of $7.5 million to the FEHBP.
The company responded to the draft report in November of 1995 following an in-depth analysis of the issues. In 1998, BlueCHOICE received correspondence from the U.S. Department of Justice requesting a meeting with BlueCHOICE regarding in excess of $6.5 million in payments (alleged overcharges) received during the reconciliation process for the years 1990 through 1994, plus interest thereon. If it is found that BlueCHOICE knowingly received overpayments, it could be subject to civil penalties of up to ten thousand dollars per certified reconciliation statement, treble damages for the amount of such overcharges and interest. At this time, management is unable to determine the final dollar amount which may be required to resolve the audit findings. There can be no assurance that the resolution of these findings will not have a material adverse effect on the company and the market for the company's stock.

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

The company and the other defendants removed the case to the United States District Court for the Eastern District of Missouri on May 26, 1996, and filed an answer on May 31, 1996. On August 8, 1996, the district court granted plaintiff's motion to remand. In May 1997, plaintiffs filed an amended petition alleging breach of contract by the company. The company again removed the case to United States District Court for the Eastern District of Missouri. Plaintiffs have again moved to remand the case to state court. Preliminary discovery has been conducted. BCBSMo and the company believe the claims are without merit and intend to vigorously defend the action.

Litigation with DOI and Attorney General

Litigation relating to the Reorganization and Public Offering

In August 1994, BCBSMo transferred certain assets to the company in connection with an offering to the public of 20 percent of the common stock of the company (such events are referred to collectively as the Reorganization and Public Offering). Although the Director of the Missouri Department of Insurance (DOI) formally approved the Reorganization and Public Offering on April 14, 1994, the Director and DOI subsequently claimed that the Reorganization and Public Offering violated state laws and that BCBSMo was obligated to transfer all of its assets, including all of its RightCHOICE stock, to the State of Missouri or a charity designated by the State of Missouri. The Director and DOI threatened to bring legal action, seek a receivership or terminate BCBSMo's insurance license unless BCBSMo gave up its assets.

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

On December 30, 1996, the court issued five orders (the December 30 Orders): (i) denying BCBSMo's motion for summary judgment against the Attorney General; (ii) granting the Attorney General's motion for partial summary judgment against BCBSMo; (iii) denying BCBSMo's supplemental motion for summary judgment against the Director and DOI on their amended counterclaim; (iv) granting the Director and DOI's motion for summary judgment against BCBSMo on their amended counterclaim; and (v) modifying, in part, the Court's previous September 9 Order as described above. The December 30 Orders declared that (i) BCBSMo has continued to exceed or abuse its statutorily permissible purposes and the authority conferred on it by law; and (ii) BCBSMo is subject to judicial dissolution proceedings, but that prior to ordering dissolution, the Court is required to consider whether there are alternatives to dissolution and whether dissolution is in the public interest or is the best way of protecting the interests of its members.

The Court also (i) certified the December 30 Orders and the September 9 Order, as modified, for immediate appeal; (ii) held in abeyance further proceedings on the Attorney General's counterclaim pending appeal; and (iii) stayed the legal effect of the order granting the Director and DOI summary judgment pending the filing of an appeal bond (which BCBSMo promptly filed). On January 9, 1997, BCBSMo filed a notice of appeal of the December 30 Orders. On January 21, 1997, the Director and DOI filed a notice of appeal of the September 9 Order, as modified. Oral arguments were heard on February 24, 1998.

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

On November 3, 1997, BCBSMo filed an action in the Cole County Circuit Court against the Missouri Attorney General seeking declarations that (1) BCBSMo is a mutual benefit type of nonprofit corporation under Chapter 355 of the Missouri Revised Statutes and
(2) BCBSMo does not hold its assets in constructive, charitable, or other trust for the benefit of the public generally, but rather holds its assets for the benefit of its subscribers. The action was filed in response to continued public and private statements by the Attorney General, the DOI and others that BCBSMo is a public benefit type of nonprofit corporation which holds its assets for the benefit of the public generally. See above in this section, "Litigation with DOI and Attorney General." The Attorney General has filed an answer and counterclaim seeking a declaration that BCBSMo is a public benefit type of nonprofit corporation.

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

Litigation relating to the Market Conduct Study and Copayment
Calculations

The Missouri Department of Insurance (DOI) issued a market conduct report to the company and BCBSMo in April 1996. The report findings cited the company and BCBSMo for not complying with certain insurance statutes and regulations including those that relate to the Small Employer Health Insurance Availability Act, coordination of benefits and copayment calculations. The company responded to the report in May 1996. The company and the DOI have had discussions relating to the issues contained in the report from May 1996 to February 1998. On February 11, 1998, the DOI filed a Notice of Institution of Case requesting the Director of the Department of Insurance to issue a cease and desist order, an order requiring the payment of monetary penalty, an order to cease marketing and/or an order suspending or revoking the certificate of authority of the company and BCBSMo. The company has alleged in the action described above under "Litigation with DOI and Attorney General - Litigation relating to the Reorganization and Public Offering," that the market conduct study was not conducted for legitimate purposes of regulatory oversight but rather as a pretext to either revoke or refuse to renew BCBSMo's license to operate as a health services corporation and thus to improperly pressure and coerce BCBSMo into making the payment in the nature and amount described above. The DOI believes the company should refund excess premium payments to the small groups, pay additional refunds to members for copayment calculations made prior to January 1996, and take certain actions relating to coordination of benefits. The issue relating to the manner in which the company calculated copayment amounts prior to January 1996 was the subject of a class action suit, titled Kelly v. Blue Cross and Blue Shield of Missouri, and subsequent settlement. BCBSMo settled the case in 1995 and paid the majority of the total settlement amount of five million dollars. The company believes it has resolved this issue through the court-approved class action settlement and intends to vigorously defend this new action.

On February 9, 1998, the Attorney General filed suit against the company, BCBSMo, BlueCHOICE, HALIC, and Preferred Health Plans of Missouri, Inc. (a subsidiary of the company) in the Circuit Court of Cole County, Missouri seeking injunctive relief, compensatory damages and civil penalties under Missouri's Merchandising Practices Act for the way in which the company disclosed and marketed copayment amounts prior to January 1996. The factual allegations in the Attorney General's suit are the same as the copayment issues in the DOI Market Conduct Study Action and the same issue which was the subject of a class action suit settlement in the Kelly v. Blue Cross and Blue Shield of Missouri case. The company discontinued the copayment practices in January 1996. The company believes it has already paid the restitution damages requested in the settlement of the class action suit. BCBSMo and the company believe the claims are without merit and intend to vigorously defend the action.

Status of Blue Cross and Blue Shield trademark licenses

In March 1998, the Blue Cross and Blue Shield Association agreed to reinstate BCBSMo's exclusive trademark licenses (the Primary Licenses) and the exclusive controlled licenses (the Affiliate Licenses) of the company, Healthy Alliance Life Insurance Company (HALIC) and BlueCHOICE (collectively, the Reinstated Licenses). These licenses give the companies the right to use the "Blue Cross" and "Blue Shield" names, trademarks and service marks in connection with health insurance products marketed and sold in BCBSMo's licensed operating area (consisting of 85 counties in eastern and central Missouri). The Reinstated Licenses replaced the Interim and Temporary Licenses granted in January 1997 as described below. The trademark licenses require BCBSMo, the company and its controlled affiliates to pay license fees to BCBSA for the use of the trademarks. The company believes that the exclusive right to use the "Blue Cross" and "Blue Shield" trademarks provides it and its controlled affiliates with a significant marketing advantage in BCBSMo's licensed operating area, the loss of which would have a material adverse effect on the company and the market for the company's stock.

In connection with the litigation relating to the Reorganization and Public Offering described above (Litigation), on or about January 9, 1997, BCBSA notified BCBSMo that the Primary Licenses and the Affiliate Licenses (then held by them) had automatically terminated because a counterclaim in the Litigation seeking dissolution of BCBSMo had been pending for 60 days (the period of the automatic termination provision in those licenses). BCBSMo believes that the Litigation did not trigger the automatic termination provisions of the licenses and that such licenses remained in full force and effect, and strongly stated this position to BCBSA. BCBSMo based its legal position upon, among other things: (i) the fact that the Attorney General's claim against BCBSMo seeks alternatives to dissolution, not the dissolution of BCBSMo; (ii) the fact that the trial court stayed the legal effect of the rulings adverse to BCBSMo in the Litigation pending their appeal and that there is no threat of the type contemplated in the license agreements until the appeal is decided; (iii) Missouri franchise laws that mandate 90 days prior written notice of termination of the trademark licenses; and (iv) based upon the prior statements, actions and inaction of BCBSA, equitable principles of waiver, estoppel and laches prevent termination of the licenses. BCBSA decided to resolve the issue without litigation and to give BCBSMo, the company and its controlled affiliates the uninterrupted right to use the "Blue Cross" and "Blue Shield" names, trademarks and service marks by granting them new interim and temporary licenses (thereby placing them in substantially the same position as if no termination had taken place). BCBSMo, the company and its controlled affiliates agreed to accept the benefits and rights under the interim licenses, while reserving and in no manner waiving their rights under the prior Primary Licenses and the Affiliate Licenses.

In March 1998, the interim and temporary licenses were replaced by the Reinstated Primary and Affiliate Licenses. Each of the reinstated trademark licenses provide that it automatically terminates if, among other things: (i) DOI or another regulatory agency assumes control of the licensee or delinquency proceedings are instituted; or (ii) an action is instituted by any governmental entity or officer against the licensee seeking dissolution or liquidation of its assets or seeking the appointment of a trustee, interim trustee, receiver or custodian for any of its property or business, which is consented to or acquiesced in by the licensee or is not dismissed within 130 days of the licensee being served with the pleading or document commencing the action, provided that if the action is stayed or its prosecution enjoined, the 130-day period is tolled for the duration of the stay or injunction, and provided further that the BCBSA's Board of Directors may toll or extend the 130-day period at any time prior to its expiration. Each trademark license also provides that it may be terminated by BCBSA if, among other things, the licensee fails to meet certain quality control standards or minimum capital or liquidity requirements.

The Affiliate Licenses are derivative of the Primary Licenses and automatically terminate if the Primary Licenses terminate. According to their terms, if a trademark license is terminated, BCBSMo, the company and its controlled affiliates are jointly liable to BCBSA for payment of a termination fee in an amount equal to $25 times the number of licensed enrollees of the terminated entity and its licensed controlled affiliates, and must give written notice of such termination to their enrollees. The termination fee is reduced in accordance with a formula set forth in the Primary Licenses if another plan is licensed by BCBSA in BCBSMo's exclusive service area. BCBSMo and BCBSA have agreed that the Primary Licenses are reinstated as if a suit seeking dissolution had been served on BCBSMo but the 130-day period for automatic termination described above was tolled. The tolling will continue for as long as the stay entered in the Litigation remains in full force and effect. In the event that the stay is modified or lifted, the 130-day period will begin to run on such date and no longer be tolled. If the 130-day period elapses without BCBSA having taken affirmative action to extend the 130-day tolling period, the Reinstated Primary Licenses will automatically and immediately terminate.

In addition, in connection with the reinstatement of the licenses, BCBSMo and BCBSA agreed that (i) BCBSMo would release all claims relating to termination of the Primary Licenses and Affiliate Licenses; (ii) BCBSMo would continue to provide BCBSA with updates on the Litigation; (iii) BCBSA would waive any claim that BCBSMo and its controlled affiliates must provide notice to customers of termination fees as set forth in their licenses; and (iv) BCBSMo would represent in writing that it is in compliance with all BCBSA requirements and that there is no imminent risk of dissolution.

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

The company contends in its lawsuit that it has been damaged in the 1997 plan year in an amount in excess of $5 million, and that it will have estimated losses during the 1998 plan year under its contract with MCHCP in an amount in excess of $10 million. The company further contends that if the contract is renewed for the 1999 and 2000 plan years without requested rate increases, it will have further losses. On August 29, 1997, the company reported the commencement of the litigation and estimated losses (giving effect to all possible renewal terms of the MCHCP contract without requested rate increases) in the range of $30 million to $40 million. In the third quarter of 1997, the company took a pre-tax charge of $29.5 million, which was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. There can be no assurance that the amount of the reserve taken in the third quarter would be sufficient to cover all losses which may be associated with the MCHCP contract, which losses could have a material adverse effect on the company and the market for the company's stock.

For its relief, the company seeks a permanent injunction against the promulgation and implementation by MCHCP of any rates for the 1998 plan year other than rates which are the product of the negotiation process called for by the parties' contract, and for a decree of specific performance requiring MCHCP to negotiate rates in good faith for the 1998 plan year and later plan years. Absent such relief, the company prays for a declaration that the contract is void and is of no effect. The company also prays for damages in the amount of its losses incurred, for its attorney fees, for relief for violation of the Open Meetings Law, and for such other relief as is appropriate.

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

Subsequently, HealthLink HMO and Continental Assurance Co. (CNA) filed suit in the Circuit Court of Cole County, Missouri against MCHCP. HealthLink HMO is a party to an HMO contract with MCHCP similar to the contract of the company; substantially all the underwriting risk under that contract is borne by CNA under an agreement between HealthLink HMO and CNA. HealthLink HMO and CNA seek relief similar to that sought on behalf of the company, including a declaration that their contract with MCHCP is void and of no effect. On March 18, 1998, MCHCP dismissed its claims against HealthLink HMO and CNA without prejudice and HealthLink HMO and CNA similarly dismissed their claims against MCHCP without prejudice.

On March 16, 1998, MCHCP voluntarily dismissed its suit against the company which had accused the company of anticipatory breach of contract and tortious interference with MCHCP's members. On March 19, 1998, the trial court entered rulings on various motions and cross-motions for summary judgment of the parties. On a motion for summary judgment filed by another contractor, the Court ruled that under the uniform contract between MCHCP and its contractors, rate increases from year to year are limited to the medical cost component of the Consumer Price Index. On motions for summary judgment filed by RightCHOICE, the Court held that MCHCP's rules relating to the admission of public entities and its adoption of a community rating policy were lawful under the Missouri Administrative Procedure Act, and that RightCHOICE is estopped from questioning the validity of those rules and policies. The Court also held that MCHCP did not violate the Missouri Open Meetings and Open Records Act in the manner in which it responded to a request for access to public records made by RightCHOICE, and that RightCHOICE's claims for breach of the Act in the conduct of closed meetings are time barred as to all meetings conducted on or before February 27, 1997. RightCHOICE's claims based on alleged violation by MCHCP of the covenant of good faith and fair dealing remain pending in the trial court.

The company continues to consider its options. The ultimate outcome of the litigation cannot be predicted with certainty, but it is likely that no more favorable result will be achieved unless a decision is made to appeal the decisions of March 19, and the appellate court takes a different view of the legal issues than did the trial court. Should MCHCP prevail, the company would be held contractually bound to serve the MCHCP members through the year 2000 at the rates contracted for in 1995, with annual rate increases, if any, which are far less than necessary to permit the company to recover its costs in serving those members. While management of the company believes the current provision for losses is adequate, if the actual public entity membership in MCHCP grows at a rate in excess of the rate used in the actuarial estimates, or if the projected limited rate increases and medical cost trends should differ materially from those assumed in the actuarial estimates, then the amount of the reserve recorded to date could be insufficient to cover all future losses which may be associated with the MCHCP contract, and such losses could have a material adverse effect on the company and the market for the company's stock.

Other contingencies

In addition to the matters described above, the company is a party to litigation in the normal course of business, including professional liability and litigation with former executives of the company.

14.  Segment information

The company offers a comprehensive array of underwritten products including PPO, POS, HMO, Medicare supplement and managed indemnity coverages. The company also provides TPA and ASO services for self-insured organizations. All of the company's revenues, both underwritten premiums and self-funded fees and other income, are derived from domestic (United States) sources and no single customer accounts for more than 10 percent of total revenues.

Operating income for the company's underwritten segment is determined by deducting from premium revenue the health care service costs, commissions, and general and administrative expenses, as well as any non-recurring charges, that are attributable to that segment's operations. Operating income for the self-funded segment is determined by deducting from fees and other income the commissions, general and administrative expenses and non-recurring charges attributable to the segment. Expenses not directly traceable to an industry segment are allocated on a consistent and reasonable basis utilizing membership, groups, claims, and other key drivers. Likewise, identifiable assets include assets used jointly by the two segments and are allocated among the segments based on a consistent and reasonable basis. Corporate identifiable assets include cash and investments that are maintained for general corporate purposes. Capital expenditures and equipment acquired through capital leases include additions to property, plant and equipment. Financial information by segment is as follows:


Year ended December 31, 1997     Underwritten   Self-funded   Corporate   Consolidated

Revenues                           $654,315        $65,096                   $719,411
Operating (loss) income            (69,437)          8,437                   (61,000)
Capital expenditures and
 equipment acquired through
 capital leases                      22,270          6,004                     28,274
Depreciation and
 amortization expense                16,821          6,287                     23,108
General and administrative expenses 108,254         54,918                    163,172
Charge for loss reserves             29,510                                    29,510
Other non-recurring
 operating charges                    2,190          1,111                      3,301
Identifiable assets                 346,824        125,078      $34,461       506,363

Year ended December 31, 1996     Underwritten   Self-funded   Corporate   Consolidated

Revenues                           $595,661        $57,714                   $653,375
Operating (loss) income            (13,741)            162                   (13,579)
Capital expenditures and
 equipment acquired through
 capital leases                      12,610          8,241                     20,851
Depreciation and
 amortization expense                 8,099          6,861                     14,960
General and administrative expenses  88,687         55,263                    143,950
Non-recurring operating charges       2,791          1,743                      4,534
Identifiable assets                 358,081        130,660      $43,403       532,144

Year ended December 31, 1995     Underwritten   Self-funded   Corporate   Consolidated

Revenues                           $538,422        $53,458                   $591,880
Operating income (loss)              23,461        (4,428)                     19,033
Capital expenditures and
 equipment acquired through
 capital leases                       8,126          5,661                     13,787
Depreciation and
 amortization expense                 5,473          5,811                     11,284
General and administrative expenses  85,026         55,447                    140,473
Non-recurring operating charges       1,500          1,974                      3,474
Identifiable assets                 349,156        137,207      $30,025       516,388


15.  Transactions with Blue Cross and Blue Shield of Missouri

Pursuant to an administrative services agreement, the company provides certain administrative and support services, including computerized data processing and management information systems, telecommunication systems and accounting, finance, legal, actuarial and other management services to BCBSMo. These expenses are allocated to and paid by BCBSMo in an amount equal to the direct and indirect costs and expenses incurred in furnishing these services. In addition, the company provides services to BCBSMo, which include health plan services, processing of claims related to such plans, provider contracting, market research and advertising, to be reimbursed on a basis that approximates cost. Management of the company and of BCBSMo consider such allocation methodologies and cost approximations reasonable and appropriate. The agreement had an initial three-year term which has been extended. The company and BCBSMo have had negotiations to enter into a new administrative services agreement which is subject to regulatory approval.

General and administrative expense excludes net intercompany charges allocated to BCBSMo by the company for the respective periods, as follows:

                                      Year ended December 31,
                                      1997      1996      1995
      Services provided to BCBSMo   $12,792   $15,968   $18,204
      Services provided by BCBSMo   (4,436)   (4,237)   (2,974)
         Net expense allocated
          to BCBSMo                  $8,356   $11,731   $15,230


The company has intercompany receivables and payables between the company and BCBSMo, which include $15.5 million of receivables and $19.2 million of payables related to the BCBSMo transfer of all economic risks and rewards on certain insurance policies originally issued by BCBSMo, pursuant to a reinsurance agreement. In addition, the intercompany receivables and payables include net intercompany transactions for general and administrative expenses.

16.  Statutory information

The operations of the company's subsidiaries, HALIC, BlueCHOICE, HealthLink HMO, and RightCHOICE Insurance Company (RIC) are subject to regulation and supervision by regulatory authorities of the various jurisdictions in which they are licensed to conduct business. Regulatory authorities exercise extensive supervisory power over the licensing of insurance companies; the amount of reserves that must be maintained; the approval of forms and insurance policies used; the nature of, and limitation on, an insurance company's investments; periodic examination of the operations of insurance companies; the form and content of annual statements and other reports required to be filed on the financial condition of insurance companies; and the establishment of capital requirements for insurance companies. HALIC, BlueCHOICE, HealthLink HMO, and RIC are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, these companies are also periodically examined by the insurance departments of the jurisdictions in which they are licensed to do business.

The company's subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Missouri and Illinois Departments of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

17.  Quarterly financial information (unaudited)
      (In thousands, except per share data)

                                        Three months ended
  1997                         31-Mar     30-Jun     30-Sep     31-Dec

  Total revenues             $176,314   $176,149   $180,492   $186,456
  Operating expenses          178,468    187,195    218,559    196,189
  Operating loss              (2,154)   (11,046)   (38,067)    (9,733)
  Investment income, net       13,510     10,296      4,786      4,592
  Other, net                  (1,253)    (1,372)    (1,241)    (1,873)
  Income (loss) before taxes   10,103    (2,122)   (34,522)    (7,014)
  Provision (benefit) for
   income taxes                 3,909        189   (11,766)    (1,853)
  Net income (loss)             6,194    (2,311)   (22,756)    (5,161)
  Basic and diluted earnings
   (loss) per share             $0.33    $(0.12)    $(1.22)    $(0.28)
  Weighted average shares
   outstanding                 18,676     18,672     18,672     18,672
  Membership (in thousands)     1,864      1,898      1,923      1,957

                                        Three months ended
  1996                         31-Mar     30-Jun     30-Sep     31-Dec

  Total revenues             $157,968  $161,380    $163,788   $170,239
  Operating expenses          147,593   163,655     177,565    178,141
  Operating income (loss)      10,375   (2,275)    (13,777)    (7,902)
  Investment income, net        4,519     5,567       3,551      3,895
  Other, net                  (1,393)   (1,123)     (1,544)    (1,260)
  Income (loss) before taxes   13,501     2,169    (11,770)    (5,267)
  Provision (benefit) for
   income taxes                 5,276       885     (3,914)    (1,587)
  Net income (loss)             8,225     1,284     (7,856)    (3,680)
  Basic and diluted earnings
   (loss) per share             $0.44     $0.07     $(0.42)    $(0.20)
  Weighted average shares
   outstanding                 18,681    18,680      18,677     18,677
  Membership (in thousands)     1,669     1,732       1,774      1,853

Report of Independent Accountants

To the Shareholders and Board of Directors of RightCHOICE Managed Care, Inc.

We have audited the accompanying consolidated balance sheet of RightCHOICE Managed Care, Inc. as of December 31, 1997, and the related consolidated statement of income and changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of RightCHOICE Managed Care, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of RightCHOICE Managed Care, Inc. for each of the two years in the period ended December 31, 1996 were audited by other auditors whose report, dated February 14, 1997, expressed an unqualified opinion as to generally accepted accounting principles on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RightCHOICE Managed Care, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.
St. Louis, Missouri
February 19, 1998, except for Note 13
       for which the date is March 19, 1998


              Report of Independent Accountants

To the Board of Directors of
RightCHOICE Managed Care, Inc.

In our opinion, the consolidated financial statements listed in the index, appearing under Item 8 on page 37, present fairly, in all material respects, the financial position of RightCHOICE Managed Care, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
St. Louis, Missouri
February 14, 1997


Report of Independent Accountants

To the Shareholders and Board of Directors of RightCHOICE Managed Care, Inc.

Our report on the consolidated financial statements of RightCHOICE Managed Care, Inc. is included on page 73 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the 1997 data on the related financial statement schedule listed in Item 8 on page 37 of this Form 10-K. The 1996 data on the financial statement schedule noted above was audited by other auditors whose report dated February 14, 1997 expressed an unqualified opinion on such data.

In our opinion, the 1997 data on the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.
St. Louis, Missouri
February 19, 1998, except for Note 13
       for which the date is March 19, 1998


                                                     Schedule I
                                                  (Page 1 of 3)
               RIGHTCHOICE MANAGED CARE, INC.
        CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed balance sheets of RightCHOICE Managed Care, Inc.
(parent company only) as of December 31, 1997 and 1996, and the condensed statements of income and cash flows for the years ended December 31, 1997, 1996 and 1995 are as follows:

                       Balance Sheets
      (in thousands, except shares and per share data)

                                                    December 31,
                                                   1997      1996
                 ASSETS

Cash                                             $11,148      $199
Investments available for sale, at market value   23,273    43,707
Investments in affiliates (2)                    130,282   175,515
Property and equipment, net                        8,062    11,320
Receivables from affiliates (1)                   67,368    19,548
Other assets                                       2,011     1,870
   Total assets                                 $242,144  $252,159

  LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses            $19,481   $21,236
Payables to affiliates (1)                        37,088    14,782
Income taxes payable, net                         14,425    13,956
Obligations for employee benefits                 25,074    24,512
Obligations under capital leases                   5,211     4,719
   Total liabilities                             101,279    79,205

Shareholders' equity:
   Preferred stock, $.01 par, 25,000,000
     shares authorized, no shares issued and
     outstanding
   Common stock:
     Class A, $.01 par, 125,000,000
       shares authorized,
       3,737,500 shares issued,
       3,709,000 and 3,714,400
       shares outstanding, respectively               37        37
     Class B, convertible, $.01 par,
       100,000,000 shares authorized,
       14,962,500 shares issued and
       outstanding                                   150       150
   Additional paid in capital                    132,640   132,640
   Retained earnings                               6,653    30,687
   Treasury stock, 28,500 and 23,100
     Class A shares, respectively, at cost         (404)     (326)
   Unrealized net appreciation of
     investments available for sale                1,789     9,766
   Total shareholders' equity                    140,865   172,954
        Total liabilities and
          shareholders' equity                  $242,144  $252,159


The condensed financial information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

(1) The majority of these intercompany amounts are eliminated in the Consolidated Financial Statements with the remaining amounts explained in Note 15 of the Notes to Consolidated Financial Statements.
(2) As of December 31, 1997 and 1996, $121,855 and $166,145,
respectively, is eliminated in the Consolidated Financial
Statements.

                                                       Schedule I
                                                    (Page 2 of 3)

                RIGHTCHOICE MANAGED CARE INC.
        CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    Statements of Income
                       (in thousands)

                                           Year ended December 31,
                                         1997       1996       1995
Revenue
  Reimbursement from affiliates (1)   $116,380   $114,233   $120,809
  Dividends from affiliates (1)         13,813     26,631      5,352
Total revenue                          130,193    140,864    126,161

Expense
  General and administrative           118,920    119,292    125,448

Operating income                        11,273     21,572        713

Investment income and other              4,040      1,022      2,059

Income before equity in
undistributed (loss)
income of subsidiaries and
income tax benefit                      15,313     22,594      2,772

Equity in undistributed (loss)
income of subsidiaries (1)            (38,853)   (25,618)     19,979

(Loss) income before taxes            (23,540)    (3,024)     22,751

Income tax provision (benefit)             494      (997)      (819)


Net (loss) income                    ($24,034)   ($2,027)    $23,570


The condensed financial information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

(1) Substantially all of the balances related to these intercompany items are eliminated in the Consolidated Financial
Statements.

                                                     Schedule I
                                                  (Page 3 of 3)

               RIGHTCHOICE MANAGED CARE, INC.
        CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  Statements of Cash Flows
                       (in thousands)

                                            Year ended December 31,
                                          1997       1996      1995
Cash flows from operating
activities:
Net (loss) income                      ($24,034)   ($2,027)   $23,570

Adjustments to reconcile net (loss)
income to net cash (used in)
provided by operating activities:
   Equity in undistributed loss
    (income) of subsidiaries              38,853     25,618  (19,979)
   Depreciation                            4,264      4,631     5,174
   Loss on sale of property and
    and equipment                           -            36      -
   (Gain) loss on sale of
    investments                          (1,671)        (6)       123
   Accretion of discounts and
    amortization of premiums               (170)       (41)      (65)

(Increase) decrease in:
   Receivables from affiliates          (47,820)    (6,469)     4,367
   Other assets                            (141)        421     1,918

(Decrease) increase in:
   Accounts payable and accrued
     expenses                            (1,755)    (1,300)     7,841
   Payables to affiliates                 22,306      1,520   (4,296)
   Obligations for employee benefits         562      (229)   (2,560)
   Income taxes payable                      991      (482)   (3,577)

Net cash (used in) provided by
operating activities                     (8,615)     21,672    12,516

Cash flows from investing activities:
   Investments purchased                (14,970)   (42,297)  (86,615)
   Investments sold or matured            35,940     29,846   111,134
   Decrease (increase) in
     investment in affiliates              (814)    (6,813)  (32,854)
   Property and equipment purchased,
     transferred to affiliates, net        2,995      1,716   (3,129)

Net cash provided by (used in)
  investing activities                    23,151   (17,548)  (11,464)

Cash flows from financing activities:
   Additional expenses related to
     public stock offering                -          -          (117)
   Payments on capital lease obligations (3,509)    (3,931)   (4,074)
   Purchase of Class A treasury stock       (78)       (60)     (128)
Net cash used in financing activities    (3,587)    (3,991)   (4,319)

Net increase (decrease) in cash
  and cash equivalents                    10,949        133   (3,267)
Cash and cash equivalents,
  beginning of year                          199         66     3,333
Cash and cash equivalents, end of year   $11,148       $199       $66

Supplemental Schedule of Noncash
  Investing and Financing Activities:
Equipment acquired through
  capital leases                          $4,001               $1,236
Disposal of equipment under
  capital leases                                                1,789

The condensed financial information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.