Form 10-Q
period 1998-03-31
RIGHTCHOICE MANAGED CARE INC
filed 1998-05-15
CIK 921766

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

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

             Title of each class    Outstanding at April 30, 1998

  Class A Common Stock, $0.01 par value    3,709,000 shares
  Class B Common Stock, $0.01 par value   14,962,500 shares

                   RIGHTCHOICE MANAGED CARE, INC.
                    First Quarter 1998 Form 10-Q
                          Table of Contents



PART  I.      FINANCIAL INFORMATION                     PAGE

     ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of March 31, 1998
              and December 31, 1997                                   3

           Consolidated Statements of Income for the Three Months
              Ended March 31, 1998 and 1997                           4

           Consolidated Statements of Changes in Shareholders' Equity
              for the Three Months Ended March 31, 1998 and 1997      5

           Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 1998 and 1997                    6

           Notes to Consolidated Financial Statements                 7

     ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                 18


PART II.      OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                      30

     ITEM 2.  Changes in Securities                                  30

     ITEM 3.  Defaults Upon Senior Securities                        30

     ITEM 4.  Submission of Matters to a Vote of Security Holders    30

     ITEM 5.  Other Information                                      30

     ITEM 6.  Exhibits and Reports on Form 8-K                       30

SIGNATURES                                                           32



PART I.FINANCIAL INFORMATION
ITEM 1.Financial Statements

                   RIGHTCHOICE MANAGED CARE, INC.
                     CONSOLIDATED BALANCE SHEETS
          (in thousands, except shares and per share data)

               ASSETS                  March 31,     December 31,
                                         1998            1997
                                       (unaudited)
Current assets:
  Cash and cash equivalents           $ 25,707     $   29,872
  Investments available for sale       218,789        220,972
  Receivables from members              61,448         60,019
  Receivables from related parties      30,292         16,130
  Deferred income taxes                  5,610          4,994
  Other assets                          21,206         14,410
     Total current assets              363,052        346,397
Property and equipment, net             59,518         60,602
Deferred income taxes                   11,793         12,737
Investments in affiliates                8,487          8,427
Goodwill and intangible assets, net     77,470         78,200
    Total assets                      $520,320       $506,363


   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Medical claims payable              $111,189      $ 112,339
  Unearned premiums                     55,117         57,656
  Accounts payable and accrued
     expenses                           58,358         55,892
  Current portion of long-term debt      4,500          2,000
  Payables to related parties           38,329         20,213
  Reserve for loss contract              9,052          9,052
  Obligations for employee benefits      3,011          2,935
  Income taxes payable                  12,229         12,051
  Obligations under capital leases       4,270          4,515
     Total current liabilities         296,055        276,653
Reserve for loss contract               14,048         16,311
Long-term debt                          42,500         45,000
Obligations for employee benefits       22,709         22,140
Obligations under capital leases         4,427          5,394
     Total liabilities                 379,739        365,498

Shareholders' Equity:
  Preferred Stock, $.01 par,
    25,000,000 shares authorized,
    no shares issued and outstanding
  Common Stock:
    Class A, $.01 par, 125,000,000
    shares authorized, 3,737,500 shares
    issued, 3,709,000 shares outstanding    37             37
    Class B, convertible, $.01 par,
    100,000,000 shares authorized,
    14,962,500 shares
    issued and outstanding                 150            150
  Additional paid-in capital           132,640        132,640
  Retained earnings                      7,621          6,653
  Treasury stock, 28,500 Class A
    shares, at cost                      (404)          (404)
  Accumulated other comprehensive
    income                                 537          1,789
     Total shareholders' equity        140,581        140,865
     Total liabilities and
       shareholders' equity           $520,320       $506,363

    See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (in thousands, except shares and per share data)


                                      Three Months Ended
                                           March 31,
                                      1998          1997

 Revenues:
   Premium                          $173,694      $160,157
   Fees and other income              18,158        16,157
       Total revenues                191,852       176,314

 Operating expenses:
   Health care services              144,481       129,156
   Commissions                         7,737         7,283
   General and administrative
   (excludes depreciation and amor-
   tization and excludes net inter-
   company charges of $3,129 and
   $2,133, respectively, allocated
   to Blue Cross and Blue Shield of
   Missouri)                          36,280        34,949
   Depreciation and amortization       4,603         5,018
   Non-recurring relocation charges                  2,062
       Total operating expenses      193,101       178,468
 Operating loss                      (1,249)       (2,154)

 Investment income:
   Interest and dividends              3,817         3,329
   Realized gains, net                   555        10,181
       Total investment income, net    4,372        13,510

 Other:
   Interest expense                  (1,150)       (1,266)
   Other income, net                      85            13
       Total other, net              (1,065)       (1,253)

 Income before provision for
   income taxes                        2,058        10,103
 Provision for income taxes            1,090         3,909
 Net income                         $    968       $ 6,194


 Weighted average common shares
   outstanding                    18,672,000    18,676,000

 Basic and diluted earnings per
    share                           $    .05       $   .33


     See accompanying Notes to Consolidated Financial Statements.

                    RIGHTCHOICE MANAGED CARE, INC.
                  CONSOLIDATED STATEMENTS OF CHANGES
                  IN SHAREHOLDERS' EQUITY (UNAUDITED)
                     (in thousands, except shares)

                                                             Accumulated
                                                                Other
                   Common Stock   Additional                   Compre-
                   Class  Class    Paid In   Retained Treasury hensive
                     A      B      Capital   Earnings   Stock   Income  Total
Balance at
December 31, 1996   $37   $150   $132,640    $30,687   $(326)  $9,766 $172,954

Comprehensive loss:
 Net income                                    6,194                     6,194

 Change in
 unrealized
 appreciation on
 available-
 for-sale
 securities, net of
 income tax credit
 of $4,368                                                    (7,861)  (7,861)

Comprehensive loss                                                     (1,667)

Purchase of 5,400
shares of
Class A Common
Stock, at cost                                           (78)             (78)

Balance at
March 31, 1997       37    150    132,640     36,881    (404)   1,905  171,209

Comprehensive loss:
 Net loss                                   (30,228)                  (30,228)

 Change in
 unrealized
 appreciation on
 available-
 for-sale
 securities, net of
 income tax credit
 of $18                                                         (116)    (116)

Comprehensive loss                                                    (30,344)

Balance at
December 31, 1997    37    150    132,640      6,653    (404)   1,789  140,865

Comprehensive loss:
 Net income                                      968                       968

 Change in
 unrealized
 appreciation on
 available-
 for-sale
 securities, net of
 income tax credit
 of $690                                                      (1,252)  (1,252)

Comprehensive loss                                                       (284)

Balance at
March 31, 1998      $37   $150   $132,640     $7,621   $(404)    $537 $140,581

     See accompanying Notes to Consolidated Financial Statements.



                   RIGHTCHOICE MANAGED CARE, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (in thousands)

                                        For the three months ended,
                                                 March 31,
                                           1998           1997
Cash flows from operating
  activities:
   Net income                            $   968         $ 6,194
   Adjustments to reconcile net
     income to net cash used in
     operating activities:
     Provision (credit) for deferred
       income taxes                        1,018           (747)
     Depreciation and amortization         4,603           5,018
     Undistributed earnings of
       affiliates                           (60)           (110)
     Gain on sale of investments           (555)        (10,181)
     Amortization of premiums and
       accretion of discounts, net          (12)              35
  (Increase) decrease in certain
    assets:
     Receivables from members            (1,429)         (2,520)
     Receivables from related
       parties                          (14,162)           1,320
     Other assets                        (6,797)         (6,623)
   Increase (decrease) in certain
     liabilities:
     Medical claims payable              (1,150)           6,110
     Unearned premiums                   (2,539)         (2,608)
     Accounts payable and accrued
       expenses                            2,466         (2,459)
     Payables to related parties          18,116         (3,581)
     Reserve for loss contract           (2,263)
     Obligations for employee
       benefits                              645             331
     Income taxes payable                    178           7,534
Net cash used in operating
  activities                               (973)         (2,287)
Cash flows from investing
  activities:
   Proceeds from matured investments:
     Fixed maturities                      3,325
   Proceeds from investments sold:
     Fixed maturities                     59,845          33,084
     Equity securities                                    40,734
     Other                                 4,408
   Investments purchased:
     Fixed maturities                   (66,523)        (61,593)
     Equity securities                                     (230)
     Other                                 (247)           (271)
   Proceeds from property and
     equipment sold                            5
   Property and equipment purchased      (2,594)         (3,556)
Net cash (used in) provided by
  investing activities                   (1,781)           8,168
Cash flows from financing
  activities:
   Purchase of Class A Treasury
     stock                                                  (78)
   Repayment of borrowings under
     revolving credit facility                          (15,000)
   Payments of capital lease
     obligations                         (1,411)         (1,268)
Net cash used in financing
  activities                             (1,411)        (16,346)
Net decrease in cash and cash
  equivalents                            (4,165)        (10,465)
Cash and cash equivalents at
  beginning of period                     29,872          33,418
Cash and cash equivalents at end of
  period                                $ 25,707       $  22,953
Supplemental Disclosure of Cash
  Information:
   Interest paid                        $  1,165       $   1,638
   Income tax refunds received, net      (2,098)         (2,879)
Supplemental Schedule of Noncash
Investing and Financing Activities:
   Equipment acquired through
     capital leases                     $    199       $     809

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

Subscriber class action litigation

On March 15, 1996, a suit was filed in the Circuit Court of the City of St. Louis, Missouri, by Anthony J. Sarkis, Sr.
and James Hacking individually and on behalf of a purported class of (i) subscribers in individual or group health plans insured or administered by Blue Cross and Blue Shield of Missouri (BCBSMo, the class B shareholder of the company) or the company, and (ii) all persons and/or entities who benefited from BCBSMo's tax-exempt status.
The petition named the company, BCBSMo, HealthLink, Inc.
(HealthLink, a subsidiary of the company), and certain officers of the company as defendants. The named plaintiffs later abandoned their claim to represent all persons or entities who benefited from BCBSMo's tax-exempt status. They continue to seek to represent subscribers in group health plans of BCBSMo or the company as of the date of the transaction they challenge. No determination has been made whether the case will be certified as a class action.

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

The company and the other defendants removed the case to the United States District Court for the Eastern District of Missouri on May 26, 1996, and filed an answer on May 31, 1996. On August 8, 1996, the district court granted plaintiff's motion to remand. In May 1997, plaintiffs filed an amended petition alleging breach of contract by the company. The company again removed the case to United
States District Court for the Eastern District of Missouri.
Plaintiffs have again moved to remand the case to state court. Preliminary discovery has been conducted. BCBSMo and the company believe the claims are without merit and intend to vigorously defend the action and intend to seek dismissal or otherwise resolve the action as part of the transactions contemplated by the conceptual framework described below under "Litigation with DOI and Attorney
General - Possible Settlement."

Litigation with DOI and Attorney General

Possible Settlement

On April 22, 1998, the company and BCBSMo announced a conceptual framework for an agreement that would resolve all outstanding litigation and regulatory issues between the companies and the Missouri Department of Insurance (the
DOI) and the Missouri Attorney General. Under the terms of the conceptual framework, BCBSMo would create a charitable health care foundation that would be managed by an independent board of directors. This foundation would be created through a series of transactions in which BCBSMo would contribute to the foundation all of its shares of stock in the company (approximately 15 million shares).
The foundation would fund its activities through the orderly divestiture of this stock. The shares held by the foundation would be subject to a voting agreement that will effectively vest voting control in the board of directors of the company. The company would absorb the remaining assets and related liabilities of BCBSMo and become a consolidated, fully for-profit, direct licensee for the Blue Cross and Blue Shield names and trademarks. The company, BCBSMo, the Missouri Attorney General and the DOI have agreed to stand still with regard to their litigation until July 22, 1998 (the 90th day after the date of the conceptual framework), during which period the parties will attempt to finalize a definitive settlement agreement. The definitive agreement, if executed by the parties, is expected to include a number of significant conditions and contingencies, including judicial, shareholder and Blue
Cross and Blue Shield Association approvals, resolution of other pending litigation, state and federal securities filings and registrations, and approval from various state insurance departments and commissioners. There can be no assurance that a definitive agreement will be negotiated and executed, that it will receive the necessary court approval, that all conditions and contingencies expected to be included therein will be satisfied, or that the transaction proposed thereby will be effected. In addition, there can be no assurance that the Litigation relating to the Reorganization and Public Offering and the Litigation relating to the Market Conduct Study and Copayment Calculations as further described below under the same captions will not be pursued by the parties adverse to the company and BCBSMo or that the appellate court considering an appeal will refrain from rendering its decision.

Litigation relating to the Reorganization and Public Offering

In August 1994, BCBSMo transferred certain assets to the company in connection with an offering to the public of 20 percent of the common stock of the company (such events are referred to collectively as the Reorganization and Public
Offering). Although the Director of the DOI (the Director) formally approved the Reorganization and Public Offering on April 14, 1994, the Director and DOI subsequently claimed that the Reorganization and Public Offering violated state laws and that BCBSMo was obligated to transfer all of its assets, including all of its company stock, to the State of Missouri or a charity designated by the State of Missouri.
The Director and DOI threatened to bring legal action, seek a receivership or terminate BCBSMo's insurance license unless BCBSMo gave up its assets.

BCBSMo's extensive efforts to resolve this dispute without litigation were unsuccessful. On May 13, 1996, BCBSMo filed a declaratory judgment action in the Circuit Court of Cole County, Missouri (the Court) against the Director, DOI and the Missouri Attorney General (the Missouri Attorney
General was a necessary party due to his sole authority to enforce nonprofit corporation laws).

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

The Missouri Attorney General filed an answer and counterclaim on June 20, 1996, alleging that the Reorganization and Public Offering, and the continued operations through the company and its subsidiaries, exceed
BCBSMo's statutory purposes. The Missouri Attorney General requested a declaration that BCBSMo has exceeded its lawful authority and seeks such relief as the Court determines to be appropriate under the circumstances based on a statute which authorizes judicial dissolution or less drastic alternative relief in the Court's discretion.

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

On October 18, 1996, the Missouri Attorney General filed a motion for leave to file an amended counterclaim against BCBSMo seeking a declaration that BCBSMo is a public benefit corporation, not a mutual benefit corporation, and requesting an order that BCBSMo amend its Articles of Incorporation accordingly. The Court granted the Missouri
Attorney General's motion for leave to file the amended counterclaim, which remains pending.

On December 30, 1996, the court issued five orders (the
December 30 Orders): (i) denying BCBSMo's motion for summary judgment against the Missouri Attorney General;
(ii) granting the Missouri Attorney General's motion for partial summary judgment against BCBSMo; (iii) denying
BCBSMo's supplemental motion for summary judgment against the Director and DOI on their amended counterclaim; (iv) granting the Director and DOI's motion for summary judgment against BCBSMo on their amended counterclaim; and (v) modifying, in part, the Court's previous September 9 Order as described above. The December 30 Orders declared that
(i) BCBSMo has continued to exceed or abuse its statutorily permissible purposes and the authority conferred on it by law; and (ii) BCBSMo is subject to judicial dissolution proceedings, but that prior to ordering dissolution, the Court is required to consider whether there are alternatives to dissolution and whether dissolution is in the public interest or is the best way of protecting the interests of its members.

The Court also (i) certified the December 30 Orders and the
September 9 Order, as modified, for immediate appeal; (ii) held in abeyance further proceedings on the Missouri
Attorney General's counterclaim pending appeal; and (iii) stayed the legal effect of the order granting the Director and DOI summary judgment pending the filing of an appeal bond (which BCBSMo promptly filed). On January 9, 1997,
BCBSMo filed a notice of appeal of the December 30 Orders.
On January 21, 1997, the Director and DOI filed a notice of appeal of the September 9 Order, as modified. Oral arguments were heard by the Missouri Appellate Court on February 24, 1998.

Notwithstanding the December 30 Orders, the company still believes that the counterclaims of the Director, the DOI and the Missouri Attorney General are without merit and that BCBSMo's legal position is strong. If, however, BCBSMo does not prevail on appeal in overturning the summary judgment in favor of the Missouri Attorney General, it may be subject to dissolution proceedings if the Court determines that no reasonable alternatives to dissolution exist. Likewise, BCBSMo could be unsuccessful on the appeal of the relief already granted against the Director and DOI or in its defense of the Missouri Attorney
General's amended counterclaim. Any of the foregoing could have a material adverse effect on the company and the market for the company's stock. See also "Contingencies -
Status of Blue Cross and Blue Shield trademark licenses."
As described above, in Litigation with DOI and Attorney
General - Possible Settlement, BCBSMo and the company have announced a conceptual framework for an agreement with the DOI and the Missouri Attorney General which could resolve this litigation. The parties to this litigation have agreed pursuant to the terms of the conceptual framework, to a "standstill" with respect to such litigation until July 22, 1998. As a part of the conceptual framework, the parties have advised the appellate court that they are working toward a definitive agreement. There can be no assurance, however, that the appellate court will refrain from issuing a decision on the appeal described above or that the appropriate court will approve any definitive agreement proposed by the parties.

On November 3, 1997, BCBSMo filed an action in the Court against the Missouri Attorney General seeking declarations that (1) BCBSMo is a mutual benefit type of nonprofit corporation under Chapter 355 of the Missouri Revised
Statutes; and (2) BCBSMo does not hold its assets in constructive, charitable, or other trust for the benefit of the public generally, but rather holds its assets for the benefit of its subscribers. The action was filed in response to continued public and private statements by the Missouri Attorney General, the DOI and others that BCBSMo is a public benefit type of nonprofit corporation which holds its assets for the benefit of the public generally.
See above in this section, "Litigation with DOI and Attorney General." The Missouri Attorney General has filed an answer and counterclaim seeking a declaration that BCBSMo is a public benefit type of nonprofit corporation.

BCBSMo believes its legal position is strong and has taken the position that it is a mutual benefit type of nonprofit corporation, and that it holds no assets for the benefit of the public generally. If BCBSMo is declared to be a mutual benefit type of nonprofit corporation that does not hold its assets for the benefit of the public generally, BCBSMo will be free to continue to exercise its ownership interest in the company consistent with the best interests of BCBSMo's subscribers, subject to any rulings made in the litigation described above in this section, "Litigation with the DOI and Attorney General." If BCBSMo is declared to be a public benefit type of nonprofit corporation or if it is declared that BCBSMo holds assets for the benefit of the public generally, however, BCBSMo might be required to exercise its ownership interest in the company consistent with the best interests of the public at large, which could result in a determination to dispose of some or all of the company's shares at times and in quantities that could be detrimental to the market for the company's stock. Also, if this were to occur, either the DOI or the Missouri
Attorney General could take actions against BCBSMo based upon such declarations (such as seeking the appointment of a receiver to safeguard assets deemed dedicated to the public which could result in the termination of the company's licenses to use the "Blue Cross" and "Blue
Shield" tradenames and service marks and trigger a termination fee and a notice to members thereunder) which, if successful, could have a material adverse effect upon the company and the market for the company's stock. See
"Contingencies - Status of Blue Cross and Blue Shield
Trademark Licenses." As described above, in Litigation with DOI and Attorney General - Possible settlement, BCBSMo and the company have announced a conceptual framework for an agreement with the DOI and the Missouri Attorney General which could resolve this litigation. The parties to this litigation have agreed pursuant to the terms of the conceptual framework, to a "standstill" with respect to such litigation until July 22, 1998. There can be no assurance that the parties will reach a definitive agreement, that all conditions and contingencies expected to be included therein including court approval will be satisfied, or that the transaction proposed by such an agreement will be effected. See "Litigation with the DOI and Attorney General" above.

Litigation relating to the Market Conduct Study and Copayment
Calculations

The DOI issued a market conduct report to the company and BCBSMo in April 1996. The report findings cited the company and BCBSMo for not complying with certain insurance statutes and regulations including those that relate to the Small Employer Health Insurance Availability Act, coordination of benefits and copayment calculations. The company responded to the report in May 1996. The company and the DOI have had discussions relating to the issues contained in the report from May 1996 to February 1998. On
February 11, 1998, the DOI filed a Notice of Institution of
Case requesting the Director to issue a cease and desist order, an order requiring the payment of a monetary penalty, an order to cease marketing and/or an order suspending or revoking the certificate of authority of the company and BCBSMo. The company has alleged in the action described above under "Litigation with DOI and Attorney
General - Litigation relating to the Reorganization and Public Offering," that the market conduct study was not conducted for legitimate purposes of regulatory oversight but rather as a pretext to either revoke or refuse to renew
BCBSMo's license to operate as a health services corporation and thus to improperly pressure and coerce
BCBSMo into making the payment in the nature and amount described above. The DOI believes the company should refund excess premium payments to the small groups, pay additional refunds to members for copayment calculations made prior to January 1996, and take certain actions relating to coordination of benefits. The issue relating to the manner in which the company calculated copayment amounts prior to January 1996 was the subject of a class action suit, titled Kelly v. Blue Cross and Blue Shield of Missouri, and subsequent settlement. BCBSMo settled the case in 1995 and paid the majority of the total settlement amount of five million dollars. The company believes it has resolved this issue through the court-approved class action settlement and intends to vigorously defend this new action. As described above, in Litigation with DOI and Attorney General - Possible Settlement, BCBSMo and the company have announced a conceptual framework for an agreement with the DOI and the Missouri Attorney General which could resolve this litigation. The parties to this litigation have agreed pursuant to the terms of the conceptual framework, to a "standstill" with respect to such litigation until July 22, 1998. There can be no assurance that the parties will reach a definitive agreement, that all conditions and contingencies expected to be included therein including court approval will be satisfied, or that the transaction proposed by such an agreement will be effected. See "Litigation with the DOI and Attorney General" above.

On February 9, 1998, the Missouri Attorney General filed suit against the company, BCBSMo, BlueCHOICE, Healthy
Alliance Life Insurance Company (HALIC), and Preferred
Health Plans of Missouri, Inc. (a subsidiary of the company) in the Court seeking injunctive relief, compensatory damages and civil penalties under Missouri's
Merchandising Practices Act for the way in which the company disclosed and marketed copayment amounts prior to January 1996. The factual allegations in the Missouri
Attorney General's suit are the same as the copayment issues in the DOI Market Conduct Study Action and the same issue which was the subject of a court-approved class action suit settlement in the Kelly v. Blue Cross and Blue
Shield of Missouri case. The company discontinued the copayment practices in January 1996. The company believes it has already paid the restitution damages requested in the settlement of the class action suit. BCBSMo and the company believe the claims are without merit and intend to vigorously defend the action. As described above, in Litigation with DOI and Attorney General - Possible
Settlement, BCBSMo and the company have announced a conceptual framework for an agreement with the DOI and the Missouri Attorney General which could resolve this litigation. The parties to this litigation have agreed, pursuant to the terms of the conceptual framework, to a "standstill" with respect to such litigation until July 22, 1998. There can be no assurance that the parties will reach a definitive agreement, that all conditions and contingencies expected to be included therein including court approval will be satisfied, or that the transaction proposed by such an agreement will be effected. See "Litigation with the DOI and Attorney
General" above.

Status of Blue Cross and Blue Shield trademark licenses

In March 1998, the Blue Cross and Blue Shield Association
(BCBSA) agreed to reinstate BCBSMo's exclusive trademark
licenses (the Primary Licenses) and the exclusive
controlled licenses (the  Affiliate Licenses) of the
company, HALIC and BlueCHOICE (collectively, the Licenses).
The Licenses give the companies the right to use the "Blue
Cross" and "Blue Shield" names, trademarks and service
marks in connection with health insurance products marketed
and sold in BCBSMo's licensed operating area (consisting of
85 counties in eastern and central Missouri).  The Licenses
replaced the Interim and Temporary Licenses granted in
January 1997 after notification by the BCBSA that the prior
licenses of BCBSMo and its affiliates had automatically
terminated in connection with the Litigation relating to
the Reorganization and Public Offering described above
(Litigation).    The trademark licenses require BCBSMo, the
company and its controlled affiliates to pay license fees to BCBSA for the use of the trademarks.

Each of the trademark licenses provide that it automatically terminates if, among other things: (i) DOI or another regulatory agency assumes control of the licensee or delinquency proceedings are instituted; or (ii) an action is instituted by any governmental entity or officer against the licensee seeking dissolution or liquidation of its assets or seeking the appointment of a trustee, interim trustee, receiver or custodian for any of its property or business, which is consented to or acquiesced in by the licensee or is not dismissed within 130 days of the licensee being served with the pleading or document commencing the action, provided that if the action is stayed or its prosecution enjoined, the 130-day period is tolled for the duration of the stay or injunction, and provided further that the BCBSA's Board of Directors may toll or extend the 130-day period at any time prior to its expiration. Each trademark license also provides that it may be terminated by BCBSA if, among other things, the licensee fails to meet certain quality control standards or minimum capital or liquidity requirements.

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

In March 1998, BCBSMo and BCBSA agreed that the Primary
Licenses are reinstated as if a suit seeking dissolution had been served on BCBSMo but the 130-day period for automatic termination described above was tolled. The tolling will continue for as long as the stay entered in the Litigation remains in full force and effect. In the event that the stay is modified or lifted, the 130-day period will begin to run on such date and no longer be tolled. If the 130-day period elapses without BCBSA having taken affirmative action to extend the 130-day tolling period, the Reinstated Primary Licenses will automatically and immediately terminate.

The company believes that the exclusive right to use the "Blue Cross" and "Blue Shield" trademarks provides it and its controlled affiliates with a significant marketing advantage in BCBSMo's licensed operating area, the loss of which would have a material adverse effect on the company and the market for the company's stock. In connection with the conceptual framework described above, under "Litigation with DOI and Attorney General - Possible Settlement,"
BCBSMo and the company have filed a request with the BCBSA to transfer its Primary License to the company as part of the proposed transaction whereby the company would absorb assets and certain liabilities of BCBSMo, other than approximately 15 million shares of the company's stock held by BCBSMo. There can be no assurance that the BCBSA will approve such a request or that the proposed transaction will be effected.

Litigation with MCHCP

On August 28, 1997, the company brought suit against the Missouri Consolidated Health Care Plan (MCHCP) and its trustees in the Circuit Court of Cole County, Missouri.
MCHCP is a Missouri public agency which purchases health care coverage for employees of the State and of selected public entities which have been admitted into the MCHCP.
MCHCP is currently the largest customer group served by BlueCHOICE, a subsidiary of the company. In 1995, the company, after bidding on certain Requests for Proposal from MCHCP, was awarded a contract to furnish various managed care products to employees of the State and to public entities. The contract was for an initial one-year term with four one-year renewal terms. The respective rights of the parties to renew the contract and the applicable rates for any such renewal term are presently in dispute. MCHCP has purported to renew the contract for the years 1997 and 1998.

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

On March 16, 1998, MCHCP voluntarily dismissed its suit against the company which had accused the company of anticipatory breach of contract and tortious interference with MCHCP's members; however, the MCHCP was allowed to amend its petition to include a declaratory judgment action relating to the entrance of public entities into the MCHCP.
On March 19, 1998, the trial court entered rulings on various motions and cross-motions for summary judgment of the parties. On a motion for summary judgment filed by another contractor, the Court ruled that under the uniform contract between MCHCP and its contractors, rate increases from year to year are limited to the medical cost component of the Consumer Price Index. On motions for summary judgment filed by RightCHOICE, the Court held that MCHCP's rules relating to the admission of public entities and its adoption of a community rating policy were lawful under the Missouri Administrative Procedure Act, and that RightCHOICE is estopped from questioning the validity of those rules and policies. The Court also held that MCHCP did not violate the Missouri Open Meetings and Open Records Act in the manner in which it responded to a request for access to public records made by RightCHOICE, and that RightCHOICE's claims for breach of the Act in the conduct of closed meetings are time barred as to all meetings conducted on or before February 27, 1997. RightCHOICE's claims based on alleged violation by MCHCP of the covenant of good faith and fair dealing remain pending in the trial court. MCHCP has moved for summary judgment on those claims.

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

3.  Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently released Statement of Financial Accounting Standards (SFAS)
No. 131, "Disclosures about Segments of an Enterprise and
Related Information" and SFAS No. 132, "Employers'
Disclosures about Pensions and Other Postretirement
Benefits." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful. The new rules will be effective for the 1998 fiscal year.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for
Computer Software Developed For or Obtained For Internal-
Use," which is effective for fiscal years beginning after December 15, 1998. The SOP requires preliminary stage project costs to be expensed as incurred. Once a project is in the application development stage, the SOP requires all external direct costs for materials and services and payroll and related fringe benefit costs to be capitalized, and subsequently amortized over the estimated useful life of the project. The company's management has not yet assessed what the impact of the SOP will be on the company's future results of operations or financial position.

4.  Provision for Income Taxes

The company's effective income tax rates of 53.0% and 38.7% for the first quarters of 1998 and 1997, respectively, presented in the Consolidated Statements of Income were affected by non-deductible goodwill amortization.

5.  Earnings Per Share

During March 1997, the Financial Accounting Standards Board
(FASB) released Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which changed the computation and disclosure of earnings per share. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 and earlier application is not permitted.

Basic earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the number of weighted average shares outstanding plus additional shares representing stock distributable under stock-based compensation plans using the treasury stock method. For the first quarter of 1998 and 1997, there were 55 and 93,955, respectively, of dilutive potential common shares that were added to the weighted average number of shares outstanding in order to compute diluted earnings per share. The antidilutive potential common shares that could dilute earnings per share in the future were 714,421 and 47,732 as of March 31, 1998 and 1997, respectively.

6.  Comprehensive Income

As of January 1, 1998, the company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

The components of other comprehensive income for the three month periods ended March 31, 1998 and 1997 are as follows:


                                         1998      1997
                                         (in thousands)
Unrealized holding losses arising
  during period, net of taxes           $(891)    $(1,327)
Less:  reclassification adjustment for
  gains included in net income,
  net of taxes                           (361)     (6,534)
Net unrealized losses on securities   $(1,252)    $(7,861)

7.  Reclassifications

Certain reclassifications have been made to the Consolidated
Financial Statements for 1997 to conform with the 1998 presentation.


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


The following table sets forth premium revenue by product group for the three month periods ended March 31, 1998 and 1997 (unaudited):


                                          Three Months Ended
                                               March 31,
Product Group                             1998          1997
                                            (in thousands)
PPO:
  Alliance PPO                        $  47,990     $   51,958
  AllianceChoice POS                     36,112         27,463
HMO (includes other POS)                 52,325         43,331
Medicare supplement                      24,193         24,660
Managed indemnity                         2,368          3,600
Other specialty services                 10,706          9,145
Total premium revenue                   173,694        160,157
ASO/Self-funded and other income         18,158         16,157
Total revenues                         $191,852       $176,314

The following table sets forth selected operating ratios. The medical loss ratio is shown as a percentage of health care services expense over premium revenue. All other ratios are shown as a percentage of premium revenue and fees and other income combined:


                                          Three Months Ended
                                               March 31,
                                          1998          1997
Operating revenues:
  Premium revenue                        90.5%          90.8%
  Fees and other income                   9.5%           9.2%
                                        100.0%         100.0%
Operating expenses:
  Medical loss ratio                     83.2%          80.6%
  Commission expense                      4.0%           4.1%
  General and administrative expense
      (includes depreciation and
      amortization)                      21.3%          22.7%

Membership

The following table sets forth membership data and the percent change in membership:

                                            March 31

Product Group                            1998      1997       %
Underwritten:
  PPO:
    Alliance PPO                       147,400    175,538  (16.0)%
    AllianceChoice POS                 132,800    115,347   15.1
  HMO:
    Commercial (includes other POS)    132,599    116,845   13.5
    BlueCHOICE Senior                    5,707      5,710   (0.1)
    BlueCHOICE Medicaid (MC+)                       5,031    N/A
  Medicare supplement                   60,537     66,500   (9.0)
  Managed indemnity                      6,181     10,216  (39.5)
                                       485,224    495,187   (2.0)
Self-funded:
  PPO                                   46,451     92,427  (49.7)
  HMO                                   13,622     15,229  (10.6)
  ASO (includes HealthLink):
    Workers' Compensation              366,532    317,271   15.5
    Other ASO*                       1,085,962    943,555   15.1

Total Membership                     1,997,791  1,863,669    7.2%

   * does not include 478,902 and 615,407 as of March 31, 1998 and March 31, 1997, respectively, relating to additional third-party administrator members that are part of The EPOCH Group, L.C., a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995.

Comparison of Results for First Quarter 1998 to First Quarter 1997

Revenues

Premium revenue increased 8.5 percent in the first quarter of 1998 in comparison to the first quarter of 1997. As described below, components of premium revenue were affected by shifts in product mix, rate increases, and other factors; and as a result, such changes may not be indicative of future periods. The company will continue to strive to establish its commercial premium rates based on anticipated health care costs. Depending on the level of future competition, customer acceptance of the company's premium increases, future health care cost trends or other factors, there can be no assurance that the company will be able to price its products consistent with health care cost trends.

PPO revenues increased $4.7 million - - $8.2 million due to a 9.5 percent increase in net premium rates partially offset by a $3.5 million decrease resulting from a 3.3 percent decrease in member months. Net rates increased due in part to the company's targeted general rate increases averaging 7 percent to 18 percent during enrollment periods in the first quarter of 1998. Net rate increases are at the lower end of the targeted range due in part to changes in deductibles, the timing of group renewals throughout the year, and product mix changes. Alliance PPO membership decreased by 28,138 members from March 31, 1997 to March 31, 1998 while AllianceChoice POS membership increased by 17,453 over the same time period. The company also began offering PPO products in Illinois at the end of the first quarter of 1997. Included in the Alliance PPO member count are 3,300 PPO Illinois members as of March 31, 1998.

HMO premium revenue increased $9.0 million or 20.8 percent -
- $6.5 million due to a 15.3 percent increase in member months and $2.5 million due to a 4.8 percent increase in net premium rates. Net premium rates increased in part due to the company's targeted general rate increases averaging 7 percent to 18 percent during enrollment periods in the first quarter of 1998. Net rate increases are lower than the targeted renewal rates due to HMO competition in the company's HMO service areas, the status of a large group (MCHCP) with which the company is currently involved in litigation (see Note 2 entitled "Contingencies - Litigation with MCHCP" of Part I), shifts in chosen benefit levels, changes in the geographic mix of the HMO business, and product mix shifts. Membership increases were driven primarily by an enrollment increase of 11,900 members in MCHCP products from March 31, 1997 to March
31, 1998. In addition, the company's efforts to expand geographically outside of the St. Louis metropolitan area resulted in a 25.2 percent increase (9,100 members) in non-
MCHCP members in these regions over the same time period.
The company's future enrollment growth in its products and geographic regions is dependent on network attractiveness, continued cooperation with physician hospital organizations, and other factors. There can be no assurance that these objectives will be realized. Future enrollment growth in the company's products offered to MCHCP and revenues generated therefrom are also dependent on the litigation with MCHCP and other factors (see "Contingencies - Litigation with MCHCP").

Effective March 1, 1998, the company discontinued its Medicaid product in an 18-county central Missouri region.
The decision to discontinue was made due to what the company believes were unacceptable terms proposed by the State of Missouri. As of December 31, 1997, the company had approximately 5,100 members enrolled in its Medicaid product.

Premium revenue from Medicare supplement decreased by $0.5 million in the first quarter of 1998. Premium rates increased 7.7 percent partially offset by an 8.9 percent decrease in member months.

Managed indemnity premium revenue decreased by $1.2 million due to a 39.2 percent decline in member months in keeping with the company's strategy to move towards more highly managed care products.

Revenue from other specialty services increased $1.6 million due to a 1.5 percent increase in member months and a 15.3 percent increase in net premium rates. The company's drug products including AllianceRx continued to gain momentum with revenues increasing $1.5 million due to a 2.6 percent increase in member months in the first quarter of 1998 as compared to the first quarter of 1997.

Fees and other income from administrative services only/self-funded and network services increased by $2.0 million. This increase is primarily due to increased 1998 revenues from HealthLink, Inc. (HealthLink), the company's network rental and managed care service subsidiary, of $3.8 million.
HealthLink's revenues increased due to an 18.0 percent increase in members from March 31, 1997 to March 31, 1998. HealthLink's increases to fees and other income were partially offset by decreases to revenue caused by the loss of approximately 72,000 members in the company's self-funded business due to the nonrenewal of three large groups. One of these groups, comprised of approximately 30,000 members, enrolled in HealthLink's self-funded ASO plans in 1998.

Operating Expenses

The overall medical loss ratio increased from 80.6 percent in the first quarter of 1997 to 83.2 percent in the first quarter of 1998. The overall medical loss ratio has increased primarily as a result of continued escalation of the medical cost trend, driven by increased cost and utilization of both outpatient services and drug therapies. The medical loss ratios of both quarters were adversely impacted by the poor performance of MCHCP (see Note 2 entitled "Contingencies - Litigation with MCHCP" in Part I).

The company continues the efforts initiated in 1997 to modify its pharmacy benefits management program and recontract with physicians and ancillary service providers. The drug cost trend has increased to the low twenty percent range, driven by a combination of factors, including introduction of new drug therapies; physicians' use of newer, more expensive drugs; and physicians' decreased use of generic drugs in favor of specific drugs promoted by pharmaceutical companies. Among the medical cost control strategies targeted for 1998 are a combination of changes in the pharmacy program to save costs and increase member satisfaction through: introducing a new three-tiered benefit design that allows members to make choices, albeit with a higher member copayment; and making other adjustments to copayments, quantity limits and exclusions. Physician education, utilization and prescribing pattern analysis will be increased. The company will also continue its hospital, physician and service recontracting strategy, using the more detailed data and analysis available through the company's information and operating strategy
(IOS), which is comprised of projects being implemented to improve business processes and systems. There can be no assurance that the company's initiatives to control future increases in medical cost trends to improve the medical loss ratio will be effective.

Commission expense increased by $0.5 million or 6.2 percent in the first quarter of 1998 as compared to the first quarter of 1997; however the commission expense ratio dropped to 4.0 percent for the first quarter of 1998 as compared to 4.1 percent for the first quarter of 1997.

General and administrative expenses (excluding depreciation and amortization) increased by $1.3 million, or 3.8 percent in the first quarter of 1998 as compared to the first quarter of 1997. This increase is partially due to a $1.6 million increase in HealthLink expenses.

Depreciation and amortization expenses decreased by $0.4 million in the first quarter of 1998 as compared to the first quarter of 1997 primarily due to intangible assets that became fully amortized during 1997. Amortization expenses for completed components of the company's information and operations strategy (IOS) project increased by $0.6 million in the first quarter of 1998 as compared to the first quarter of 1997. See "Outlook - Information Strategies" for more information related to this project.

Operating Loss

Operating loss decreased by $0.9 million in the first quarter of 1998 in comparison to the first quarter of 1997. Non-recurring relocation charges in the first quarter of 1997 of $2.1 million related to costs associated with the company's relocation of its St. Louis-based claims, customer service, billing, and provider services functions to its Springfield, Missouri facility and a new facility in Cape Girardeau, Missouri. This relocation effort was completed in 1997.

Net Investment Income

The first quarter 1998 net investment income of $4.4 million represents a $9.1 million decrease over the first quarter of 1997, inclusive of a $9.6 million decrease in net realized gains. Realized gains in the first quarter of 1997 resulted primarily from the liquidation of equity securities due to the company's intent to increase its holdings of fixed income securities and the company's decision to repay $15.0 million of its debt in the first quarter of 1997.

Provision for Income Taxes

The company's effective income tax rates were 53.0 percent and 38.7 percent for the first quarter of 1998 and 1997, respectively. The company's effective income tax rates for 1998 and 1997 were affected by non-deductible goodwill amortization.

Net Income

The company's net income of $1.0 million, or $0.05 per share, for the first quarter of 1998 represents a decrease of $5.2 million compared to first quarter 1997 net income of $6.2 million, or $0.33 per share.


Liquidity and Capital Resources

The company's working capital as of March 31, 1998 was $67.0 million, a decrease of $2.7 million from December 31, 1997. The decrease is partially attributable to $2.5 million of additional debt from the company's reducing revolving credit facility that became a current payable during the first quarter of 1998. In addition, the company capitalized $2.6 million of costs for property and equipment purchases, $2.1 million of which relates to capitalized IOS development costs. The company's unrealized net appreciation of investments available for sale decreased by $1.3 million in 1998.

Net cash used in operations totaled $1.0 million for the three months ended March 31, 1998. The company's net income was $1.0 million which included (on a before tax basis) $0.6 million of realized gains from the sale of investments and $4.6 million of depreciation and amortization expenses. In addition, other assets, medical claims payable, receivables from members, and net intercompany receivables were affected by the timing of operating cash payments and receipts, intercompany tax settlements, as well as changes in membership and utilization and claims payment trends.

On August 29, 1997, the company reported the commencement of the litigation with MCHCP (see Note 2 entitled "Contingencies
- Litigation with MCHCP" of Part I) and estimated losses (giving effect to all possible renewal terms of the MCHCP contract without requested rate increases) in the range of $30 million to $40 million. In the third quarter of 1997, the company took a pre-tax charge of $29.5 million, which was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. The health care services caption of the 1998 Consolidated Statement of Income includes credit for the amortization of this loss reserve provision during the first quarter of 1998. There can be no assurance that the amount of the reserve taken in the third quarter will be sufficient to cover all losses which may be associated with the MCHCP contract, which losses could have a material adverse effect on the company and the market for the company's stock.

Recent Developments

Information and operations strategy

In 1995, the company implemented a comprehensive information and operations strategy (IOS) to assist the company in implementing its managed care strategy of delivering the lowest cost medical care consistent with quality outcomes. The company believes that controlling medical costs in the future will be highly dependent on readily accessing both member and provider medical information at a detail level which provides real-time analytical support. The company receives capital expenditure authorizations from the Board of Directors to expend funds for the project subject to periodic review by an ad-hoc committee of the board. In the first three months of 1998, the company incurred capitalized expenditures of $2.1 million on this project. Cumulatively, since 1995, the company has incurred capitalized expenditures of $41.1 million. The company anticipates that it will expend approximately $10 million for capitalized costs associated with the IOS project in 1998 and an additional $9 million for capitalized costs in subsequent years to complete the project. While management believes that the IOS project will initially be dilutive to earnings per share, it is believed that opportunities exist for significant medical and administrative savings, which are expected to provide a payback and contribute to earnings per share over the long term.

Year 2000 issue

In January 1996, the company began converting its computer systems to be year 2000 compliant (e.g. to recognize the difference between 1999 and 2000 as one year instead of negative 99 years). The company's operations would be significantly impacted by incomplete or untimely resolution of the problem as the company utilizes automated systems to process claims, prepare invoices, retain membership data, perform utilization management, and many other processes.
The company believes that at March 31, 1998, approximately 35 percent of the company's systems were compliant, with all systems expected to be compliant by March 31, 1999. The total cost of the project is estimated to be between $8 million and $10 million. The company is expensing all costs associated with these system changes. From 1996 through March 31, 1998, the company has cumulatively expensed $4.0 million on this project with $1.3 million expensed in the first three months of 1998.

Recently issued accounting standards

The Financial Accounting Standards Board (FASB) recently released Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful. The new rules will be effective for the 1998 fiscal year.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for Computer Software Developed For or Obtained For Internal-Use," which is effective for fiscal years beginning after December 15, 1998. The SOP requires preliminary stage project costs to be expensed as incurred. Once a project is in the application development stage, the SOP requires all external direct costs for materials and services and payroll and related fringe benefit costs to be capitalized, and subsequently amortized over the estimated useful life of the project. The company's management has not yet assessed what the impact of the SOP will be on the company's future results of operations or financial position.

Operating outlook

The following statements are based on short-term expectations. The statements are forward-looking and actual results may differ materially. Reference is made to the information set forth under the caption "Factors that May Affect Future Results of Operations, Financial Condition or Business" that follows. The company expects that 1998 will be a transitional year with targeted improvements and the expectation of entering 1999 with a strong operating base.

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

Contingencies

See the description under the same caption in Note 2 of the Notes to Consolidated Financial Statements of Item I, which description is incorporated herein by reference.

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

Conceptual framework for settlement of certain litigation matters and reorganization of the company

On April 22, 1998, the company announced that a conceptual framework has been proposed by BCBSMo, the company, the Missouri Attorney General, and the Director of the Missouri Department of Insurance with the support of the Missouri Governor to resolve the outstanding litigation and regulatory disputes between the company, BCBSMo and the state and create an independent health care foundation. The conceptual framework is described further in Note 2, "Contingencies - Litigation with DOI and Attorney General - Proposed Settlement" of Part I, Financial Information, and such description is incorporated by reference in its entirety in this section. As contemplated by the conceptual framework, the company and BCBSMo will endeavor to negotiate and execute a definitive agreement for the proposed transaction. There can be no assurance that a definitive agreement will be negotiated and executed, that it will receive the necessary court approval, that all of the conditions and contingencies expected to be included therein will be satisfied, or that the transaction will be effected. The inability to reach such a definitive agreement and complete the proposed transaction could have a material adverse effect on the company and the market for the company's stock. See the information under the caption "Litigation with DOI and Attorney General" below for further details on the specific risk factors associated with certain litigation in the event that a definitive agreement is not reached and the proposed transaction is not effected as contemplated by the conceptual framework.

OPM audit

Reference is made to the information included under the caption in Note 2 entitled "Contingencies - OPM audit" of Part I, Financial Information which information is incorporated by reference in its entirety in this section. At this time, management is unable to determine the final dollar amount which may be required to resolve the audit findings. There can be no assurance that the resolution of these findings will not have a material adverse effect on the company and the market for the company's stock.

Subscriber class action litigation

Reference is made to the information included under the caption in Note 2 entitled "Contingencies - Subscriber class action litigation" of Part I, Financial Information which information is incorporated by reference in its entirety in this section. There can be no assurance that the ultimate outcome of this litigation will not have a material adverse affect on the company and the market for the company's stock.

Litigation with DOI and Attorney General

Reference is made to the information included under the caption in Note 2 entitled "Contingencies - Litigation with DOI and Attorney General - Litigation relating to the Reorganization and Public Offering" of Part I, Financial Information which information is incorporated by reference in its entirety in this section.

Reference also is made to the information included under the caption in Note 2, entitled "Contingencies - Litigation with DOI and Attorney General - Litigation relating to the Market Conduct Study and Copayment Calculations" of Part I, Financial Information which information is incorporated by reference in its entirety in this section.

While the company believes, after reviewing the litigation identified above with legal counsel, that BCBSMo's and the company's legal positions are strong, the risks and uncertainties of litigation are such that there can be no assurance that BCBSMo and the company will prevail on all issues, that the appellate court hearing the appeal of the judgments relating to the Reorganization and Public Offering will affirm all the rulings of the trial court favorable to BCBSMo and will reverse the rulings of the trial court adverse to BCBSMo, that the DOI and Missouri Attorney General will not pursue administrative action during or after these proceedings, or that any of such actions would not have a material adverse impact on the company or the market for the company's stock. The transactions contemplated by the conceptual framework described above are intended to include the resolution and dismissal of all of the litigation with the DOI and the Missouri Attorney General identified above. If BCBSMo, the company, the DOI, and the Missouri Attorney General do not resolve these matters as proposed in the conceptual framework or if, in the alternative, BCBSMo or the company does not prevail in all of these matters, it is possible that actions could be taken by BCBSMo, the Missouri Attorney General, the DOI, the BCBSA or others which could have a material adverse impact on the company or the market for the company's stock.

Status of Blue Cross and Blue Shield Trademark Licenses

Reference is made to the information included under the caption in Note 2 entitled "Contingencies - Status of Blue Cross and Blue Shield trademark licenses" of Part I, Financial Information which information is incorporated by reference in its entirety in this section. If BCBSMo's and the company's litigation against the DOI and the Missouri Attorney General is not resolved in a manner that is in the best interests of the BCBSA, the marks and the other Blue plans, then the company's licenses to use such names and marks may be terminated. The loss of such licenses and the obligation of the company to pay a $25 per enrollee termination fee and provide notice of termination to enrollees would have a material adverse effect on the company and the market for the company's stock.

Litigation with MCHCP

Reference is made to the information included under the caption in Note 2 entitled "Contingencies - Litigation with MCHCP" of Part I, Financial Information which information is incorporated by reference in its entirety in this section.

The company is considering its options in light of recent adverse rulings in the MCHCP litigation, including a possible appeal. If the trial court's order becomes final, the company would be contractually bound to serve the MCHCP members through the year 2000 at the rates contracted for in 1995, with annual rate increases, if any, which are no more than the annual increase in the medical cost component of the Consumer Price Index and far less than necessary to permit the company to recover its costs in serving those members. In the third quarter of 1997, the company recorded a pre-tax charge of $29.5 million, which was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000, in accordance with generally accepted accounting principles. The company was advised by the DOI in March, 1998, that the entire amount of the reserve for the MCHCP contract recorded by the company for projected losses under the contract through the year 2000 must, for statutory accounting purposes, be recorded by the company's subsidiary, HMO Missouri, Inc. (BlueCHOICE), on its statutory filings with the DOI. With the prior regulatory approval of the DOI, BlueCHOICE issued surplus notes to the company in the amount of $29 million to ensure the statutory solvency of BlueCHOICE. While management of the company believes the current provision for losses is adequate, if the actual public entity membership in MCHCP grows at a rate in excess of the rate used in the actuarial estimates, or if the projected limited rate increases and medical cost trends should differ materially from those assumed in the actuarial estimates, then the amount of the reserve recorded to date could be insufficient to cover all future losses which may be associated with the MCHCP contract, and such losses could have a material adverse effect on the company and the market for the company's stock. In addition, the company's Credit Agreement (described elsewhere herein) provides that the company's subsidiaries, including BlueCHOICE, may not issue surplus notes to the company in an aggregate principal amount in excess of $40 million. As the aggregate principal amount of surplus notes issued by such subsidiaries to the company currently approximates $40 million, any additional funding required by any subsidiaries of the company, including BlueCHOICE, as a result of additional losses or reserves associated with the MCHCP contract, or otherwise, would require approval of the lenders under the Credit Agreement. See "- Credit Agreement Restrictions."

Government Regulations and Health Care Reform

The company operates its managed health care business principally through wholly owned subsidiaries whose business is subject to extensive federal, state and local laws and regulations. To date, these laws and regulations have not had a significant negative impact on the growth of the company's business. However, there can be no assurance that the company will be able to obtain or maintain required governmental approvals or licenses or that any current or proposed federal and state legislation or other regulatory reform such as President Clinton's Patient's Bill of Rights, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), Missouri's House Bill 335 (HB335), and mandatory benefits (e.g. mandatory maternity benefits), which have all increased the regulatory requirements imposed on the company and its subsidiaries, will not have a material adverse effect on the company's business or results of operations in the future.

Competition and Consolidation

The health care industry is highly competitive. The company has numerous competitors in its PPO, POS and HMO operations, many of which have substantially greater financial and other resources than the company. Because the company's existing business operations are confined to markets within or contiguous to the state of Missouri, the company currently is unable to subsidize losses in these markets with profits from other markets. The company believes that certain larger, national competitors are able to subsidize losses in the Missouri market with profits from other markets in which they operate and may pursue such a strategy in the company's markets in an effort to increase their market share. Health care providers are consolidating into larger health care delivery enterprises and their increased bargaining power may lead to a reduction in the gross margins of the company's products and services. The company also faces competition in its markets from a trend among some health care providers to combine and form their own networks in order to contract directly with employer groups and other prospective customers for the delivery of health care services.

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

Dependence on Key Management

The company depends to a significant extent on key management members. Although the company has experienced turnover in certain key management positions in the past, those positions have been successfully filled. There can be no assurance, however, that the loss of current key management would not result in a material adverse effect on the company's results of operations, financial condition or business.

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

Credit Agreement Restrictions

The company's revolving credit agreement with its existing lenders contains certain restrictions on the company and its subsidiaries, including requirements as to the maintenance of net worth and certain financial ratios, restrictions on payment of cash dividends or purchases of stock, restrictions on acquisitions, dispositions and mergers, restrictions on additional indebtedness and liens, and limitations on indebtedness of the company's subsidiaries and certain other matters. There can be no assurance that the company will be able to achieve and maintain compliance with the prescribed financial ratio tests or other requirements of the revolving credit agreement. As discussed in the company's 1997 annual report on Form 10-K, the company amended its credit facility in the fourth quarter of 1997. The failure to obtain any waivers or similar amendments that might be needed in the future to remain in compliance with such requirements would, among other things, reduce the company's ability to respond to adverse industry conditions and could have a material adverse effect on the company's results of operations, financial condition or business.

Year 2000 Issue

In January 1996, the company began converting its computer systems to be year 2000 compliant (e.g. to recognize the difference between 1999 and 2000 as one year instead of negative 99 years). The company believes that at March 31, 1998, approximately 35 percent of the company's systems were compliant, with all systems expected to be compliant by March 31, 1999. In addition, the company's plan for completion of this project is partially dependent upon the work of third parties. The company's operations would be significantly impacted by incomplete or untimely resolution of the problem as the company utilizes automated systems to process claims, prepare invoices, retain membership data, perform utilization management, and many other processes.

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

ITEM 6.     Exhibits and Reports on Form 8-K

     a)     Exhibits

Exhibit
Number    Exhibit

The following exhibits are submitted herewith:

2 Conceptual framework for agreement to resolve litigation and regulatory issues with the Missouri Department of Insurance and the Missouri Attorney General.*

27        Financial Data Schedule (Electronic Filing Only).

* Portion omitted pursuant to request for confidential treatment.

     b)     Reports on Form 8-K:

None filed during the three months ended March 31, 1998.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               RIGHTCHOICE MANAGED CARE, INC.
                               Registrant


Date: May  14, 1998            By:  [s]  JOHN  A. O'ROURKE
                                    John A. O'Rourke
                                    President and Chief Executive Officer


Date: May  14, 1998            By:  [s] SANDRA VAN TREASE
                                    Sandra Van Trease
                                    Chief Financial Officer,
                                    Executive Vice President and
                                    Chief Operating Officer