Form 10-Q
period 1998-06-30
RIGHTCHOICE MANAGED CARE INC
filed 1998-08-14
CIK 921766

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

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

             Title of each class          Outstanding at July 31, 1998

     Class A Common Stock, $0.01 par value     3,709,000 shares
     Class B Common Stock, $0.01 par value    14,962,500 shares

                   RIGHTCHOICE MANAGED CARE, INC.
                    Second Quarter 1998 Form 10-Q
                          Table of Contents



PART  I.      FINANCIAL INFORMATION                                PAGE

     ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 1998
              and December 31, 1997                                   3

           Consolidated Statements of Income for the Three and Six
              Months Ended June 30, 1998 and 1997                     4

           Consolidated Statements of Changes in Shareholders'
              Equity for the Three and Six Months Ended
              June 30, 1998 and 1997                                  5

           Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1998 and 1997                            6

           Notes to Consolidated Financial Statements                 7

     ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                 19

     ITEM 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                         32

PART II.      OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                      32

     ITEM 2.  Changes in Securities                                  32

     ITEM 3.  Defaults Upon Senior Securities                        32

     ITEM 4.  Submission of Matters to a Vote of Security Holders    32

     ITEM 5.  Other Information                                      33

     ITEM 6.  Exhibits and Reports on Form 8-K                       33

SIGNATURES                                                           35


PART I.FINANCIAL INFORMATION
ITEM 1.Financial Statements

                   RIGHTCHOICE MANAGED CARE, INC.
                     CONSOLIDATED BALANCE SHEETS
          (in thousands, except shares and per share data)

               ASSETS                  June 30, 1998     December 31, 1997
                                        (unaudited)
Current assets:
  Cash and cash equivalents               $26,211           $29,872
  Investments available for sale          218,900           220,972
  Receivables from members                 61,344            60,019
  Receivables from related parties         19,656            16,130
  Deferred income taxes                     4,679             4,994
  Other assets                             19,682            14,410
     Total current assets                 350,472           346,397
Property and equipment, net                59,256            60,602
Deferred income taxes                      11,027            12,737
Investments in affiliates                   8,465             8,427
Goodwill and intangible assets, net        76,803            78,200
    Total assets                         $506,023          $506,363


   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Medical claims payable                 $114,092         $ 112,339
  Unearned premiums                        53,059            57,656
  Accounts payable and accrued expenses    57,995            55,892
  Current portion of long-term debt         7,000             2,000
  Payables to related parties              24,416            20,213
  Reserve for loss contract                 9,052             9,052
  Obligations for employee benefits         3,092             2,935
  Income taxes payable                     11,225            12,051
  Obligations under capital leases          3,868             4,515
     Total current liabilities            283,799           276,653
Reserve for loss contract                  11,785            16,311
Long-term debt                             40,000            45,000
Obligations for employee benefits          23,322            22,140
Obligations under capital leases            4,011             5,394
     Total liabilities                    362,917           365,498

Shareholders' Equity:
  Preferred Stock, $.01 par,
    25,000,000 shares authorized,
    no shares issued and outstanding
  Common Stock:
     Class A, $.01 par, 125,000,000
     shares authorized, 3,737,500 shares
     issued, 3,709,000 shares outstanding      37                37
     Class B, convertible, $.01 par,
     100,000,000 shares authorized,
     14,962,500 shares
     issued and outstanding                   150               150
  Additional paid-in capital              132,640           132,640
  Retained earnings                         8,823             6,653
  Treasury stock, 28,500 Class A            (404)             (404)
     shares, at cost
  Accumulated other comprehensive
     income                                 1,860             1,789
     Total shareholders' equity           143,106           140,865
     Total liabilities and
       shareholders' equity              $506,023          $506,363

    See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (in thousands, except shares and per share data)


                                  Three  Months Ended       Six  Months Ended
                                         June 30,                June 30,
                                   1998         1997        1998         1997

 Revenues:
   Premium                        $173,665    $161,831    $347,359    $321,988
   Fees and other income            18,153      14,318      36,311      30,475
          Total revenues           191,818     176,149     383,670     352,463

 Operating expenses:
   Health care services            144,347     139,301     288,828     268,457
   Commissions                       8,333       7,072      16,070      14,355
   General and administrative
   (excludes depreciation and
   amortization and excludes net
   intercompany charges of
   $2,906, $2,491, $6,035 and
   $4,624, respectively, allocated
   to Blue Cross and Blue Shield
   of Missouri)                     35,144      34,604      71,424      69,553
   Depreciation and amortization     4,609       5,384       9,212      10,402
   Charges for relocation                0         834           0       2,896
       Total operating expenses    192,433     187,195     385,534     365,663
 Operating loss                      (615)    (11,046)     (1,864)    (13,200)

  Investment income:
   Interest and dividends            3,840       4,417       7,657       7,746
   Realized gains, net                 144       5,879         699      16,060
       Total investment income, net  3,984      10,296       8,356      23,806

 Other:
   Interest expense                (1,126)     (1,056)     (2,276)     (2,322)
   Other expense, net                (111)       (316)        (26)       (303)
       Total other, net            (1,237)     (1,372)     (2,302)     (2,625)

   Income (loss) before provision
   for income taxes                  2,132     (2,122)       4,190       7,981
   Provision for income taxes          930         189       2,020       4,098
 Net income (loss)                 $ 1,202    $(2,311)     $ 2,170     $ 3,883


 Weighted average common shares
 outstanding                    18,672,000  18,672,000  18,672,000  18,674,000

 Basic and diluted earnings
 (loss) per share              $      0.06 $    (0.12) $      0.12 $      0.21


     See accompanying Notes to Consolidated Financial Statements.

                    RIGHTCHOICE MANAGED CARE, INC.
                  CONSOLIDATED STATEMENTS OF CHANGES
                  IN SHAREHOLDERS' EQUITY (UNAUDITED)
                     (in thousands, except shares)

                                                            Accumulated
                                Additional                     Other
                  Common Stock   Paid In  Retained Treasury Comprehensive
                 Class A Class B Capital  Earnings  Stock      Income     Total
Balance at
December
31, 1996           $37    $150  $132,640  $30,687   $(326)      $9,766  $172,954

Comprehensive loss:
 Net income                                 6,194                          6,194

 Change in
 unrealized
 appreciation
 on available-for-
 sale securities,
 net of income tax
 credit of $4,368                                              (7,861)   (7,861)
Comprehensive loss                                                       (1,667)

Purchase of 5,400
shares of
Class A Common
Stock, at cost                                        (78)                  (78)

Balance at
March 31, 1997      37     150   132,640   36,881    (404)       1,905   171,209

Comprehensive loss:
 Net loss                                 (2,311)                        (2,311)

 Change in
 unrealized
 appreciation
 on available-for-
 sale securities,
 net of income tax
 credit of $1,165                                              (2,037)   (2,037)
Comprehensive loss                                                       (4,348)

Balance at
June 30, 1997       37     150   132,640   34,570    (404)       (132)   166,861

Comprehensive loss:
 Net loss                                (27,917)                       (27,917)

 Change in
 unrealized
 appreciation
 on available-for-
 sale securities,
 net of income tax
 expense of $1,146                                               1,921     1,921
Comprehensive loss                                                      (25,996)

Balance at
December 31, 1997   37     150   132,640    6,653    (404)       1,789   140,865

Comprehensive loss:
 Net income                                   968                            968

 Change in
 unrealized
 appreciation
 on available-for-
 sale securities,
 net of income tax
 credit of $690                                                (1,252)   (1,252)
Comprehensive loss                                                         (284)

Balance at
March 31, 1998      37     150   132,640    7,621    (404)         537   140,581

Comprehensive income:
 Net income                                 1,202                          1,202

 Change in
 unrealized
 appreciation
 on available-for-
 sale securities,
 net of income tax
 expense of $731                                                 1,323     1,323
Comprehensive income                                                       2,525

Balance at
June 30, 1998      $37    $150  $132,640   $8,823   $(404)      $1,860  $143,106

        See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (in thousands)

                                                      For the six months ended,
                                                              June 30,
                                                         1998           1997
Cash flows from operating
activities:
 Net income                                           $  2,170        $  3,883
 Adjustments to reconcile net
   income to net cash used in
   operating activities:
   Provision for deferred income taxes                   1,985           2,416
   Depreciation and amortization                         9,212          10,402
   Undistributed earnings of affiliates                   (38)             149
   Gain on sale of investments                           (699)        (16,060)
   Amortization of premiums and
   accretion of discounts, net                              52           (160)
   Loss on sale of property and equipment                    1               8
 (Increase) decrease in certain assets:
   Receivables from members                            (1,325)         (6,974)
   Receivables from related parties                    (3,526)           2,874
   Other assets                                        (5,337)         (9,270)
 Increase (decrease) in certain liabilities:
   Medical claims payable                                1,753           3,462
   Unearned premiums                                   (4,597)         (2,021)
   Accounts payable and accrued expenses                 2,103             791
   Payables to related parties                           4,203           (533)
   Reserve for loss contract                           (4,526)
   Obligations for employee benefits                     1,339           (948)
   Income taxes payable                                  (826)           4,247
Net cash provided by (used in)
operating activities                                     1,944         (7,734)
Cash flows from investing activities:
 Proceeds from matured investments:
   Fixed maturities                                     15,060             215
 Proceeds from investments sold:
   Fixed maturities                                    124,943         132,317
   Equity securities                                                    40,734
   Other                                                 4,408          32,469
 Investments purchased:
   Fixed maturities                                  (140,634)       (186,280)
   Equity securities                                     (548)           (230)
   Other                                                 (399)         (1,023)
 Proceeds from property and equipment sold                   6
 Property and equipment purchased                      (5,749)         (8,390)
Net cash (used in) provided by
investing activities                                   (2,913)           9,812
Cash flows from financing activities:
   Purchase of Class A Treasury stock                                     (78)
   Repayment of borrowings under
   revolving credit facility                                          (15,000)
   Payments of capital lease obligations               (2,692)         (2,991)
Net cash used in financing activities                  (2,692)        (18,069)
Net decrease in cash and cash equivalents              (3,661)        (15,991)
Cash and cash equivalents at
beginning of period                                     29,872          33,418
Cash and cash equivalents at end of period           $  26,211       $  17,427
Supplemental Disclosure of Cash Information:
   Interest paid                                     $   2,321       $   2,713
   Income taxes paid (refunds received), net           (2,131)         (2,565)
Supplemental Schedule of Noncash
Investing and Financing Activities:
   Equipment acquired through
   capital leases                                     $    662       $   1,361

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

2.  Contingencies

OPM audit

The company, through its subsidiary, HMO Missouri, Inc.
(BlueCHOICE), contracts with the Office of Personnel
Management (OPM) to provide or arrange for health services to federal employees under the Federal Employees Health
Benefits Program (FEHBP). FEHBP is the second largest customer group (after MCHCP, discussed further herein) of BlueCHOICE. OPM conducts periodic audits to, among other things, verify that the premiums established under the OPM contract were established in compliance with the community rating or experience rating and other requirements under the FEHBP.

On August 8, 1995, the company received a draft audit report from the OPM regarding the audit, conducted in 1994, of the FEHBP operations of BlueCHOICE for the years 1989 through 1994. The audit dealt primarily with a comparison of premium rates charged to the FEHBP to rates charged by BlueCHOICE to other similarly sized groups. The OPM draft audit report indicates that BlueCHOICE has a potential liability of $7.5 million to the FEHBP. The company responded to the draft report in November of 1995 following an in-depth analysis of the issues. In March 1998, BlueCHOICE received correspondence from the U.S. Department of Justice requesting a meeting with BlueCHOICE regarding in excess of $6.5 million in payments (alleged overcharges) received during the reconciliation process for the years
1990 through 1994, plus interest thereon. If it is found that BlueCHOICE knowingly received overpayments, it could be subject to civil penalties of up to ten thousand dollars per certified reconciliation statement, treble damages for the amount of such overcharges and interest. At this time, management is unable to determine the final dollar amount which may be required to resolve the audit findings. There can be no assurance that the resolution of these findings will not have a material adverse effect on the company and the market for the company's stock.


Subscriber class action litigation

On March 15, 1996, a suit was filed in the Circuit Court of the City of St. Louis, Missouri, by Anthony J. Sarkis, Sr.
and James Hacking individually and on behalf of a purported class of (i) subscribers in individual or group health plans insured or administered by Blue Cross and Blue Shield of Missouri (BCBSMo, the class B shareholder of the company) or the company, and (ii) all persons and/or entities who benefited from BCBSMo's tax-exempt status (the
Sarkis plaintiffs). The petition named the company, BCBSMo, HealthLink, Inc. (HealthLink, a subsidiary of the company), and certain officers of the company as defendants. The named plaintiffs later abandoned their claim to represent all persons or entities who benefited from BCBSMo's tax-exempt status. They continue to seek to represent subscribers in group health plans of BCBSMo or the company as of the date of the transaction they challenge. No determination has been made whether the case will be certified as a class action.

The Sarkis plaintiffs' claims relate to an alleged conversion of BCBSMo from a not-for-profit entity to a for-profit entity and payment of excessive compensation to management. The complaint further alleges that certain amendments to BCBSMo's Articles of Incorporation were improper. The complaint also alleges the purchase of HealthLink was at an excessive price and that HealthLink operates under contracts providing for illegal discounts by health care providers. The Sarkis plaintiffs seek restitution, compensatory damages and punitive damages in unspecified amounts, as well as injunctive and other equitable relief.

The company and the other defendants removed the case to the United States District Court for the Eastern District of Missouri on May 26, 1996, and filed an answer on May 31, 1996. On August 8, 1996, the district court granted plaintiff's motion to remand. In May 1997, plaintiffs filed an amended petition alleging breach of contract by the company. BCBSMo again removed the case to United
States District Court for the Eastern District of Missouri.
The Sarkis plaintiffs moved again to remand the case to state court, which motion to remand was granted. BCBSMo has filed a motion to dismiss for lack of standing, which motion was heard by the Circuit Court on August 6, 1998.
Preliminary discovery has been conducted. BCBSMo and the company intend to vigorously defend the action or otherwise resolve the action as part of the transactions contemplated by the conceptual framework described below under "Litigation with DOI and Attorney General - Possible
Settlement." There can be no assurance, however, that the action will be dismissed or otherwise resolved. An adverse decision could have a material adverse effect on the company and the market for the company's stock.

As more fully described below under "Litigation with DOI and Attorney General," the Sarkis plaintiffs have filed a motion to intervene in the action filed by BCBSMo seeking declaration as to the status of BCBSMo as a mutual or public benefit type of non-profit corporation.

Litigation with DOI and Attorney General

Possible Settlement

On April 22, 1998, the company and BCBSMo announced a conceptual framework for an agreement that would resolve all outstanding litigation and regulatory issues between the companies and the Missouri Department of Insurance (the
DOI) and the Missouri Attorney General. Under the terms of the conceptual framework, BCBSMo would create a charitable health care foundation that would be managed by an independent board of directors. This foundation would be created through a series of transactions in which BCBSMo would contribute to the foundation all of its shares of stock in the company (approximately 15 million shares).
The foundation would fund its activities through the orderly divestiture of this stock. The shares held by the foundation would be subject to a voting agreement that would, with certain exceptions, effectively vest voting control in the board of directors of the company. The company would absorb the remaining assets and related liabilities of BCBSMo and become a consolidated, fully for-profit, direct licensee for the Blue Cross and Blue Shield names and trademarks.

The company, BCBSMo, the Missouri Attorney General and the
DOI originally agreed to stand still with regard to certain litigation until July 22, 1998 (the 90th day after the date of the conceptual framework), during which period the parties attempted to finalize a definitive settlement agreement. On July 17, 1998, the company, BCBSMo, the
Missouri Attorney General and the DOI announced the extension of the standstill with regard to certain litigation until September 15, 1998 and stated their intentions to continue to work together to complete the proposed settlement. The company expects that a definitive agreement will be reached by September 15, 1998.

Although the parties to the conceptual framework originally agreed to stand still with respect to certain pending litigation for which no rulings have been issued, on August
4, 1998, the Missouri Court of Appeals entered its opinion affirming the judgments entered by the Circuit Court on December 30, 1996, in the "Litigation relating to the Reorganization and Public Offering" described below.
Although the case could be reheard by the Appellate Court or appealed to the Missouri Supreme Court, if the August 4 appellate opinion becomes final without modification, the case will be remanded to the Circuit Court for further proceedings to determine the remedy for the violation of BCBSMo's statutory purposes that the Circuit Court previously found to have occurred. The remedy phase of the proceeding would include consideration by the Circuit Court of whether there are reasonable alternatives to dissolution of BCBSMo, whether BCBSMo should be dissolved, and whether
BCBSMo should forfeit its Certificate of Authority as a health services corporation. If a definitive agreement with respect to the conceptual framework is finalized, it will be presented to the Cole County Circuit Court for approval and offered as a reasonable alternative to dissolution of BCBSMo. The Circuit Court has informally advised the parties that it has substantial reservations about the terms of the tentative settlement as outlined in the conceptual framework, and will scrutinize any final settlement presented to it very carefully.

In addition to court approval, the definitive agreement, if executed by the parties, is expected to include a number of significant conditions and contingencies, including judicial, shareholder and Blue Cross and Blue Shield
Association approvals, resolution of other pending litigation, state and federal securities filings and registrations, and approval from various state insurance departments and commissioners. There can be no assurance that a definitive agreement will be negotiated and executed, that it will receive the necessary court approval as an acceptable alternative to dissolution of BCBSMo, that all conditions and contingencies expected to be included therein will be satisfied, or that the transaction proposed thereby will be effected. In the event that the definitive agreement is not executed or the standstill not extended, or the transactions contemplated by the conceptual framework not consummated, it is expected that the Missouri
Attorney General and DOI would pursue the Litigation relating to the Reorganization and Public Offering and the Litigation relating to the Market Conduct Study and Copayment Calculations, as further described below under the same captions. An adverse ruling in that litigation could have a material adverse affect on the company and the market for the company's stock.

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

The Director and DOI filed an answer and counterclaims on June 13, 1996. The answer set forth several affirmative defenses, including alleged fraud and negligent misrepresentation with respect to the application filed by BCBSMo seeking approval of the Reorganization and Public
Offering. The counterclaims alleged violations of certain health service corporation and nonprofit corporation statutes. The Director and DOI's counterclaims sought among other things: (i) permanent injunctions against BCBSMo; (ii) imposition of a trust on BCBSMo's assets for public benefit purposes; (iii) return of profits from Medigap policies reinsured with a subsidiary; and (iv) an accounting of all assets transferred by BCBSMo.

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

On August 4, 1998, the Missouri Court of Appeals entered its opinion affirming the judgments entered December 30, 1996. BCBSMo has the right to apply in the Court of Appeals for rehearing and alternatively for transfer of the case to the Supreme Court of Missouri. If the Court of Appeals denies that relief, BCBSMo can ask the Supreme
Court of Missouri to accept transfer of the case. If the August 4 appellate opinion becomes final without modification, the case will be remanded to the Circuit
Court for further proceedings to determine the remedy for the violation of BCBSMo's statutory purposes that the Circuit Court previously found to have occurred. The remedy phase of the proceeding would include consideration by the Circuit Court of whether there are reasonable alternatives to dissolution of BCBSMo, whether BCBSMo should be dissolved, and whether BCBSMo should forfeit its Certificate of Authority as a health services corporation.
The Circuit Court has informally advised the parties that it has substantial reservations about the terms of the conceptual framework for settlement as outlined above, and will scrutinize any final settlement presented to it very carefully.

Any of the foregoing could have a material adverse effect on the company and the market for the company's stock. See also "Contingencies - Status of Blue Cross and Blue Shield trademark licenses." As described above, in Litigation with DOI and Attorney General - Possible Settlement, BCBSMo and the company have announced a conceptual framework for an agreement with the DOI and the Missouri Attorney General which could resolve this litigation. The parties to this litigation have agreed pursuant to the terms of the conceptual framework, to a standstill with respect to certain litigation until September 15, 1998. It is expected that BCBSMo, the Missouri Attorney General, and DOI will present the reorganization contemplated by the conceptual framework to the Circuit Court as a reasonable alternative to dissolution. If the Court were to approve the conceptual framework on that basis, it would avoid the possibility of dissolution of BCBSMo as a result of these proceedings. There can be no assurance, however, that a definitive agreement will be reached or that the conceptual framework would be accepted by the Court as an alternative to dissolution.

On November 3, 1997, BCBSMo filed an action in the Court against the Missouri Attorney General seeking declarations that (1) BCBSMo is a mutual benefit type of nonprofit corporation under Chapter 355 of the Missouri Revised
Statutes; and (2) BCBSMo does not hold its assets in constructive, charitable, or other trust for the benefit of the public generally, but rather holds its assets for the benefit of its subscribers. The action was filed in response to continued public and private statements by the Missouri Attorney General, the DOI and others that BCBSMo is a public benefit type of nonprofit corporation which holds its assets for the benefit of the public generally.
See above in this section, "Litigation with DOI and Attorney General." The Missouri Attorney General has filed an answer and counterclaim seeking a declaration that BCBSMo is a public benefit type of nonprofit corporation. If BCBSMo is declared to be a mutual benefit type of nonprofit corporation that does not hold its assets for the benefit of the public generally, BCBSMo would be required to exercise its ownership interest in the company consistent with the best interests of BCBSMo's subscribers, subject to any final rulings made in the litigation described above in this section, "Litigation with the DOI and Attorney General." If BCBSMo is declared to be a public benefit type of nonprofit corporation or if it is declared that BCBSMo holds assets for the benefit of the public generally, however, BCBSMo would be required to exercise its ownership interest in the company consistent with the best interests of the public at large. In either event, BCBSMo could be dissolved, or required to dispose of some or all of the company's shares at times and in quantities that could be detrimental to the market for the company's stock. Also, either the DOI or the Missouri
Attorney General could take actions against BCBSMo based upon such declarations (such as seeking the appointment of a receiver to safeguard assets which like dissolution could result in the termination of the company's licenses to use the "Blue Cross" and "Blue Shield" tradenames and service marks and trigger a termination fee and a notice to members thereunder) which, if successful, could have a material adverse effect upon the company and the market for the company's stock. See "Contingencies - Status of Blue Cross and Blue Shield Trademark Licenses." As described above, in Litigation with DOI and Attorney General - Possible
Settlement, BCBSMo and the company have announced a conceptual framework for an agreement with the DOI and the Missouri Attorney General which could resolve this litigation. There can be no assurance that the parties will reach a definitive agreement, that all conditions and contingencies expected to be included therein including court approval will be satisfied, or that the transaction proposed by such an agreement will be effected. See
"Litigation with the DOI and Attorney General" above.

Litigation relating to the Market Conduct Study and Copayment Calculations

The DOI issued a market conduct report to the company and BCBSMo in April 1996. The report findings cited the company and BCBSMo for not complying with certain insurance statutes and regulations including those that relate to the Small Employer Health Insurance Availability Act, coordination of benefits and copayment calculations. The company responded to the report in May 1996. The company and the DOI have had discussions relating to the issues contained in the report from May 1996 to February 1998. On
February 11, 1998, the DOI filed a Notice of Institution of
Case requesting the Director to issue a cease and desist order, an order requiring the payment of a monetary penalty, an order to cease marketing and/or an order suspending or revoking the certificate of authority of the company and BCBSMo. The company has alleged in the action described above under "Litigation with DOI and Attorney
General - Litigation relating to the Reorganization and Public Offering," that the market conduct study was not conducted for legitimate purposes of regulatory oversight but rather as a pretext to either revoke or refuse to renew
BCBSMo's license to operate as a health services corporation and thus to improperly pressure and coerce
BCBSMo into making the payment in the nature and amount described above. The DOI believes the company should refund excess premium payments to the small groups, pay additional refunds to members for copayment calculations made prior to January 1996, and take certain actions relating to coordination of benefits. The issue relating to the manner in which the company calculated copayment amounts prior to January 1996 was the subject of a class action suit, titled Kelly v. Blue Cross and Blue Shield of Missouri, and subsequent settlement. BCBSMo settled the case in 1995 and paid the majority of the total settlement amount of five million dollars. The company believes it has resolved this issue through the court-approved class action settlement and intends to vigorously defend this new action if required. As described above, in Litigation with DOI and Attorney General - Possible Settlement, BCBSMo and the company have announced a conceptual framework for an agreement with the DOI and the Missouri Attorney General which could resolve this litigation. The parties to this litigation have agreed, pursuant to the terms of the conceptual framework, to a standstill with respect to this litigation until September 15, 1998. There can be no assurance that the parties will reach a definitive agreement, that all conditions and contingencies expected to be included therein including court approval will be satisfied, or that the transaction proposed by such an agreement will be effected. See "Litigation with the DOI and Attorney General" above.

On February 9, 1998, the Missouri Attorney General filed suit against the company, BCBSMo, BlueCHOICE, Healthy
Alliance Life Insurance Company (HALIC), and Preferred
Health Plans of Missouri, Inc. (a subsidiary of the company) in the Court seeking injunctive relief, compensatory damages and civil penalties under Missouri's
Merchandising Practices Act for the way in which the company disclosed and marketed copayment amounts prior to January 1996. The factual allegations in the Missouri
Attorney General's suit are the same as the copayment issues in the DOI Market Conduct Study Action and the same issue which was the subject of a court-approved class action suit settlement in the Kelly v. Blue Cross and Blue
Shield of Missouri case. The company discontinued the copayment practices in January 1996. The company believes it has already paid the restitution damages requested in the settlement of the class action suit. BCBSMo and the company believe the claims are without merit and intend to vigorously defend the action if required. As described above, in Litigation with DOI and Attorney General -
Possible Settlement, BCBSMo and the company have announced a conceptual framework for an agreement with the DOI and the Missouri Attorney General which could resolve this litigation. The parties to this litigation have agreed, pursuant to the terms of the conceptual framework, to a standstill with respect to this litigation until September
15, 1998. There can be no assurance that the parties will reach a definitive agreement, that all conditions and contingencies expected to be included therein including court approval will be satisfied, or that the transaction proposed by such an agreement will be effected. See
"Litigation with the DOI and Attorney General" above.

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

In March 1998, BCBSMo and BCBSA agreed that the Primary
Licenses are reinstated as if a suit seeking dissolution had been served on BCBSMo but the 130-day period for automatic termination described above was tolled. The tolling will continue for as long as the stay entered in the Litigation remains in full force and effect. In the event that the stay is modified or lifted, the 130-day period will begin to run on such date and no longer be tolled. If the Appellate Court ruling issued on August 4, 1998 becomes final because the Appellate Court denies the motion for rehearing and the Missouri Supreme Court denies the motion to transfer, the 130-day period will begin to run on such date and no longer be tolled. If the 130-day period elapses without BCBSA having taken affirmative action to extend the 130-day tolling period, the Reinstated
Primary Licenses will automatically and immediately terminate.

The company believes that the exclusive right to use the "Blue Cross" and "Blue Shield" trademarks provides it and its controlled affiliates with a significant marketing advantage in BCBSMo's licensed operating area, the loss of which would have a material adverse effect on the company and the market for the company's stock. In connection with the conceptual framework described above, under "Litigation with DOI and Attorney General - Possible Settlement,"
BCBSMo and the company have filed a request with the BCBSA to transfer its Primary License to the company or a successor to the company as part of the proposed transaction whereby the company would absorb assets and certain liabilities of BCBSMo, other than approximately 15 million shares of the company's stock held by BCBSMo. The
BCBSA conditionally approved the proposed reorganization.
There can be no assurance, however, that final approval of the definitive agreement will be granted or that the proposed transaction will be effected.

Litigation with MCHCP

The following is a discussion of the litigation between the company and the Missouri Consolidated Health Care Plan
(MCHCP). As later described herein, the company and MCHCP dismissed these lawsuits on June 10, 1998.

On August 28, 1997, the company brought suit against the MCHCP and its trustees in the Circuit Court of Cole County, Missouri. MCHCP is a Missouri public agency which purchases health care coverage for employees of the State and of selected public entities which have been admitted into the MCHCP. MCHCP is currently the largest customer group served by BlueCHOICE, a subsidiary of the company.
In 1995, the company, after bidding on certain Requests for Proposal from MCHCP, was awarded a contract to furnish various managed care products to employees of the State and to public entities. The contract was for an initial one-year term with four one-year renewal terms.

In its lawsuit, the company contended that under the language of the applicable contract, MCHCP had express and implied duties to negotiate the amount of any rate increase that might become effective for each succeeding one-year renewal term. It was the company's position that if no agreements to the negotiated rates could be reached, MCHCP's sole remedy was to request bids from other insurers. It further contended that MCHCP had breached that duty by renewing the contract from year to year while allowing only limited rate increases, without negotiation.
The company further contended that MCHCP had violated
Missouri law by admitting numerous public entities into the MCHCP without conducting any actuarial or other appropriate analysis, thus compelling the company to provide managed care services to public entities without regard to the actuarial risk that they pose. The company also contended that MCHCP violated the Missouri Administrative Procedure
Act in the manner in which it adopted the regulations by which it administers its managed care program, and that MCHCP had violated the Missouri Open Meetings and Open
Records Law in the manner in which it had conducted its business.

The company contended in its lawsuit that it had been damaged in the 1997 plan year in an amount in excess of $5 million, and that it would have estimated losses during the 1998 plan year under its contract with MCHCP in an amount in excess of $10 million. The company further contended that if the contract is renewed for the 1999 and 2000 plan years without requested rate increases, it would have further losses. On August 29, 1997, the company reported the commencement of the litigation and estimated losses
(giving effect to all possible renewal terms of the MCHCP contract without requested rate increases) in the range of $30 million to $40 million. In the third quarter of 1997, the company took a pre-tax charge of $29.5 million, which was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles.
There can be no assurance that the amount of the reserve taken in the third quarter of 1997 will be sufficient to cover all losses which may be associated with the MCHCP contract, which losses could have a material adverse effect on the company and the market for the company's stock.

For its relief, the company sought a permanent injunction against the promulgation and implementation by MCHCP of any rates for the 1998 plan year other than rates which are the product of the negotiation process called for by the parties' contract, and for a decree of specific performance requiring MCHCP to negotiate rates in good faith for the 1998 plan year and later plan years. Absent such relief, the company prayed for a declaration that the contract is void and is of no effect. The company also prayed for damages in the amount of its losses incurred, for its attorney fees, for relief for violation of the Open
Meetings Law, and for such other relief as was appropriate.

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

Subsequently, HealthLink HMO and Continental Assurance Co.
(CNA) filed suit in the Circuit Court of Cole County, Missouri against MCHCP. HealthLink HMO is a party to an HMO contract with MCHCP similar to the contract of the company; substantially all the underwriting risk under that contract is borne by CNA under an agreement between HealthLink HMO and CNA. HealthLink HMO and CNA sought relief similar to that sought on behalf of the company, including a declaration that their contract with MCHCP is void and of no effect. On March 18, 1998, MCHCP dismissed its claims against HealthLink HMO and CNA without prejudice and HealthLink HMO and CNA similarly dismissed their claims against MCHCP without prejudice.

On March 16, 1998, MCHCP voluntarily dismissed its suit against the company which had accused the company of anticipatory breach of contract and tortious interference with MCHCP's members; however, MCHCP was allowed to amend its petition to include a declaratory judgment action relating to the entrance of public entities into the MCHCP.
On March 19, 1998, the trial court entered rulings on various motions and cross-motions for summary judgment of the parties. On a motion for summary judgment filed by another contractor, the Court ruled that under the uniform contract between MCHCP and its contractors, rate increases from year to year are limited to the medical cost component of the Consumer Price Index. On motions for summary judgment filed by the company, the Court held that MCHCP's rules relating to the admission of public entities and its adoption of a community rating policy were lawful under the Missouri Administrative Procedure Act, and that the company is estopped from questioning the validity of those rules and policies. The Court also held that MCHCP did not violate the Missouri Open Meetings and Open Records Act in the manner in which it responded to a request for access to public records made by the company, and that the company's claims for breach of the Act in the conduct of closed meetings are time barred as to all meetings conducted on or before February 27, 1997. The company's claims based on alleged violation by MCHCP of the covenant of good faith and fair dealing remained pending in the trial court.
MCHCP had moved for summary judgment on those claims.

The company determined not to appeal the decisions of March
19, and on June 10, 1998, the company and MCHCP agreed to mutually dismiss the lawsuits. Based upon the rulings, the company will be held contractually bound to serve the MCHCP members if the contract is extended at the option of the MCHCP through the year 2000 at the rates contracted for in 1995, with annual rate increases, if any, which are far less than necessary to permit the company to recover its costs in serving those members. While management of the company believes the current provision for losses is adequate, if the actual number of the company's members through MCHCP grows at a rate in excess of the rate used in the actuarial estimates, (whether due to the increase generally in MCHCP members, decrease in the number of MCHCP contractors or otherwise) or if the projected limited rate increases and medical cost trends should differ materially from those assumed in the actuarial estimates, then the amount of the reserve recorded to date could be insufficient to cover all future losses which may be associated with the MCHCP contract, and such losses could have a material adverse effect on the company and the market for the company's stock.

Other contingencies

In addition to the matters described above, the company is a party to litigation in the normal course of business, including professional liability and litigation with former executives of the company.

3.  Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently released Statement of Financial Accounting Standards (SFAS)
No. 131, "Disclosures about Segments of an Enterprise and
Related Information", SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS
No. 133, "Accounting for Derivative Instruments and Hedging
Activities." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful. The new rules will be effective for the 1998 fiscal year. SFAS No.
133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The company's management has not yet assessed what the impact of SFAS 133 will be on the company's future results of operations or financial position.

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

4.  Provision for Income Taxes

The company's effective income tax rates presented in the Consolidated Statements of Income, of 43.6 percent and (8.9) percent for the second quarters of 1998 and 1997, respectively, and 48.2 percent and 51.3 percent for the first half of 1998 and 1997, respectively, were affected by non-deductible goodwill amortization. The effective income tax rates for the second quarter and first half of 1997 were also affected by gains from the liquidation of company-owned life insurance policies.

5.  Earnings Per Share

During March 1997, the Financial Accounting Standards Board
(FASB) released Statement of Financial Accounting Standards
No. 128, "Earnings per Share" (SFAS No. 128), which changed the computation and disclosure of earnings per share. SFAS
No. 128 is effective for both interim and annual periods ending after December 15, 1997 and earlier application was not permitted.

Basic earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the number of weighted average shares outstanding plus additional shares representing stock distributable under stock-based compensation plans using the treasury stock method. There were 41,071 and 0 dilutive potential common shares for the second quarter of 1998 and 1997, respectively and 18,802 and 55,166 dilutive potential common shares for the first half of 1998 and 1997, respectively, that were added to the weighted average number of shares outstanding in order to compute diluted earnings per share.

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

The components of other comprehensive income for the three and six month periods ended June 30, 1998 and 1997 are as follows:

                                           Three months        Six months
                                               ended             ended
                                              June 30,          June 30,

                                          1998     1997       1998    1997
                                         (in thousands)     (in thousands)
Unrealized holding gains arising
during period, net of taxes              $1,416    $1,784     $ 525     $ 457
Less: reclassification adjustment
  for gains included in net
  income, net of taxes                     (93)   (3,821)     (454)  (10,355)
Net unrealized gains (losses) on
  securities                             $1,323  $(2,037)     $  71  $(9,898)

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


The following table sets forth premium revenue by product group for the three and six month periods ended June 30, 1998 and 1997 (unaudited):


                                     Three Months Ended      Six Months Ended
                                          June 30,                June 30
Product Group                         1998         1997      1998         1997
                                       (in thousands)          (in thousands)
PPO:
  Alliance PPO                    $  47,143    $  50,106   $ 95,133    $102,064
  AllianceChoice POS                 37,631       30,367     73,743      57,830
HMO (includes other POS)             51,821       43,431    104,146      86,762
Medicare supplement                  24,055       24,798     48,248      49,458
Managed indemnity                     2,298        3,667      4,666       7,267
Other specialty services             10,717        9,462     21,423      18,607
Total premium revenue               173,665      161,831    347,359     321,988
ASO/Self-funded and other income     18,153       14,318     36,311      30,475
Total revenues                     $191,818     $176,149   $383,670    $352,463

The following table sets forth selected operating ratios.
The medical loss ratio is shown as a percentage of health care services expense over premium revenue. All other ratios are shown as a percentage of premium revenue and fees and other income combined:


                                           Three Months Ended   Six Months Ended
                                                 June 30,            June 30,
                                              1998       1997     1998     1997
Operating revenues:
  Premium revenue                             90.5%      91.9%    90.5%   91.4%
  Fees and other income                        9.5%       8.1%     9.5%    8.6%
                                             100.0%     100.0%   100.0%  100.0%
Operating expenses:
 Medical loss ratio                           83.1%      86.1%    83.1%   83.4%
  Commission expense                           4.3%       4.0%     4.2%    4.1%
  General and administrative expense          20.7%      22.7%    21.0%   22.7%
  Adjusted general and administrative expense
    (excludes depreciation and amortization)  18.3%      19.6%    18.6%   19.7%

Membership

The following table sets forth membership data and the percent change in membership:

                                             June 30,

Product Group                           1998           1997           %
Underwritten:
    PPO:
      Alliance PPO                    143,367        167,858        (14.6)%
      AllianceChoice POS              131,809        124,568          5.8
    HMO:
      Commercial (includes other POS) 134,950        118,641         13.7
      BlueCHOICE Senior                 5,647          5,825         (3.1)
      BlueCHOICE Medicaid (MC+)                        4,831          N/A
    Medicare supplement                59,498         64,991         (8.5)
    Managed indemnity                   5,530          8,984        (38.4)
                                      480,801        495,698         (3.0)
Self-funded:
    PPO                                45,969         89,737        (48.8)
    HMO                                10,683         16,326        (34.6)
    ASO (includes HealthLink):
      Workers' Compensation           373,109        326,061         14.4
      Other ASO*                    1,102,532        970,230         13.6

Total Membership                    2,013,094      1,898,052          6.1

* does not include 454,823 and 565,521 as of June 30, 1998 and 1997, respectively, relating to additional third-party administrator members that are part of The EPOCH Group, L.C., a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995.

Comparison of 1998 Results to 1997 Results

Revenues

Premium revenue increased $11.8 million or 7.3 percent in the second quarter of 1998 in comparison to the second quarter of 1997. For the first half of 1998, premium revenue increased $25.4 million, or 7.9 percent, in comparison to the first half of 1997. As described below, components of premium revenue were affected by shifts in product mix, rate increases, and other factors; and as a result, such changes may not be indicative of future periods. The company will continue to strive to establish its commercial premium rates based on anticipated health care costs. Depending on the level of future competition, customer acceptance of the company's premium increases, future health care cost trends or other factors, there can be no assurance that the company will be able to price its products consistent with health care cost trends.

PPO revenues increased $4.3 million in the second quarter of 1998 as compared to the second quarter of 1997 - - $9.2 million due to a 10.8 percent increase in net premium rates partially offset by a $4.9 million decrease resulting from a 4.9 percent decrease in member months. For the first half of 1998, PPO revenues increased $9.0 million as compared to the first half of 1997 - - $17.4 million due to a 10.2 percent increase in net premium rates partially offset by an $8.4 million decrease resulting from a 4.1 percent decrease in member months. Net rates increased due in part to the company's targeted general rate increases averaging 7 percent to 18 percent during enrollment periods in the first half of 1998. Net rate increases are at the lower end of the targeted range due in part to changes in deductibles, the timing of group renewals throughout the year, and product mix changes. Alliance PPO membership decreased by 24,491 members from June 30, 1997 to June 30,
1998 while AllianceChoice POS membership increased by 7,241 over the same time period. The company also began offering
PPO products in Illinois at the end of the first quarter of 1997. Included in the Alliance PPO member count are 4,600
PPO Illinois members as of June 30, 1998.

HMO premium revenue increased $8.4 million or 19.3 percent in the second quarter of 1998 as compared to the second quarter of 1997 - - $2.3 million due to an 8.5 percent increase in net premium rates and $6.1 million due to a
10.0 percent increase in member months. For the first half of 1998, HMO revenues increased $17.4 million or 20.0 percent as compared to the first half of 1997 - - $10.0 million due to a 12.6 percent increase in member months and $7.4 million due to a 6.6 percent increase in net premium rates. Net premium rates increased in part due to the company's targeted general rate increases averaging 7 percent to 18 percent during enrollment periods in the first half of 1998. Net rate increases are lower than the targeted renewal rates due to HMO competition in the company's HMO service areas, the status of a large group
(MCHCP) with which the company had been involved in litigation (see Note 2 entitled "Contingencies - Litigation with MCHCP" of Part I), shifts in chosen benefit levels, changes in the geographic mix of the HMO business, and product mix shifts. Membership increases were driven primarily by an enrollment increase of 13,900 members through MCHCP from June 30, 1997 to June 30, 1998. In addition, the company's efforts to expand geographically outside of the St. Louis metropolitan area resulted in an
11.6 percent increase (4,700 members) in non-MCHCP members in these regions over the same time period. The company's future enrollment growth in its products and geographic regions is dependent on network attractiveness, continued cooperation with physician hospital organizations, and other factors. There can be no assurance that these objectives will be realized. Future enrollment growth in the company's products offered to MCHCP and revenues generated therefrom are also dependent on other factors
(see Note 2 entitled "Contingencies - Litigation with MCHCP of Part I").

Effective March 1, 1998, the company discontinued its Medicaid product in an 18-county central Missouri region.
The decision to discontinue was made due to what the company believes were unacceptable terms proposed by the State of Missouri. As of December 31, 1997, the company had approximately 5,100 members enrolled in its Medicaid product.

Premium revenue from Medicare supplement decreased by $0.7 million in the second quarter of 1998 as compared to the second quarter of 1997. Net premium rates increased 6.1 percent partially offset by an 8.5 percent decrease in member months. For the first half of 1998, premium revenue decreased by $1.2 million as compared to the first half of 1997. Member months decreased by 8.7 percent partially offset by a 6.9 percent increase in net premium rates.
Membership in the company's Medicare supplement products has decreased in part due to subscribers opting for Medicare-risk programs, similar to the company's BlueCHOICE
Senior product, in which medical benefits are at least as comprehensive as Medicare benefits for persons eligible to receive Medicare (parts A and B) at no additional cost to the member. Membership in this product has also declined due to member expiration.

Managed indemnity premium revenue decreased by $1.4 million in the second quarter of 1998 as compared to the second quarter of 1997 due to a 38.2 percent decline in member months. For the first half of 1998, premium revenue decreased by $2.6 million due to a 38.7 percent decline in member months. Member month declines are consistent with the company's strategy to move towards more highly managed care products.

Revenue from other specialty services increased $1.3 million in the second quarter of 1998 as compared to the second quarter of 1997 primarily due to an 18.2 percent increase in net premium rates. For the first half of 1998, revenues increased $2.8 million as compared to the first half of 1997 due primarily to a 17.7 percent increase in net premium rates. The large rate increases relate to the company's drug products, including AllianceRx, and correspond to the high levels of prescription utilization and trends that the company, as well as the industry as a whole, have experienced in recent years.

Fees and other income from administrative services only/self-funded and network services increased by $3.8 million in the second quarter of 1998 as compared to the second quarter of 1997. For the first half of 1998, fees and other income increased $5.8 million as compared to the first half of 1997. These increases are primarily due to increased 1998 revenues from HealthLink, Inc. (HealthLink), the company's network rental and managed care service subsidiary, of $3.7 million and $7.5 million for the second quarter and first half of 1998, respectively. HealthLink's revenues increased due to a 16.4 percent increase in members from June 30, 1997 to June 30, 1998. This increase arose from strong sales during the period with the roll-out of new, open access products. Sales during this period included a 30,000 member group that enrolled in HealthLink's self-funded ASO plan, transferring from the company's self-funded business. HealthLink's increases to fees and other income were partially offset by decreases to revenue caused by the loss of approximately 72,000 members in the company's self-funded business due to the nonrenewal of three large groups. HealthLink also continues to expand its service area into contiguous states, such as Arkansas, Iowa, Illinois, Indiana and Kentucky.

Operating Expenses

The overall medical loss ratio decreased from 86.1 percent in the second quarter of 1997 to 83.1 percent in the second quarter of 1998. For the first half of 1998, the medical loss ratio remained relatively consistent at 83.1 percent as compared to 83.4 percent for the first half of 1997.
The overall medical loss decreased in 1998 in part due to a $1.8 million reserve increase in the second quarter of 1997 relating to the estimate of claims which had been incurred but not reported in 1996. The medical loss ratio in 1998 is slightly higher than the company previously anticipated as a result of continued escalation of the medical cost trend, driven by increased cost and utilization of both outpatient services and drug therapies. Due to the company's higher than expected medical claims trend in the first half of 1998 along with the company's seasonal pattern of higher medical expenses in the third quarter of the year, the company believes that its medical loss ratio and operating losses will increase in the third quarter of 1998, and that gains from operations may not be realized until late in 1998.

The company continues the efforts initiated in 1997 to modify its pharmacy benefits management program and recontract with physicians and ancillary service providers.
The drug cost trend has increased to the low twenty percent range, driven by a combination of factors, including introduction of new drug therapies; physicians' use of newer, more expensive drugs; and physicians' decreased use of generic drugs in favor of specific drugs promoted by pharmaceutical companies. Among the medical cost control strategies targeted for 1998 are a combination of changes in the pharmacy program to save costs and increase member satisfaction through: introducing a new three-tiered benefit design that allows members to make choices, albeit with a higher member copayment; and making other adjustments to copayments, quantity limits and exclusions.
Physician education, utilization and prescribing pattern analysis are expected to be increased. The company will also continue its hospital, physician and service recontracting strategy, using the more detailed data and analysis available through the company's information and operating strategy (IOS), which is comprised of projects being implemented to improve business processes and systems. There can be no assurance that the company's initiatives to control future increases in medical cost trends to improve the medical loss ratio will be effective.

Commission expense increased by $1.3 million or 17.8 percent in the second quarter of 1998 as compared to the second quarter of 1997. For the first half of 1998, commission expense increased by $1.7 million or 11.9 percent as compared to the first half of 1997. The commission expense ratio increased from 4.0 percent for the second quarter of 1997 to 4.3 percent for the second quarter of 1998. For the first half of 1998, the commission expense ratio remained relatively flat at 4.2 percent as compared to 4.1 percent for the first half of 1997.

General and administrative expenses (excluding depreciation and amortization) increased by $0.5 million, or 1.6 percent in the second quarter of 1998 as compared to the second quarter of 1997. For the first half of 1998, these expenses increased by $1.9 million, or 2.7 percent as compared to the first half of 1997. This increase is partially due to the $1.5 million and $3.0 million increases in HealthLink expenses in the second quarter and first half of 1998, respectively, as compared to the comparable periods of 1997. HealthLink's increased expenses are directly attributable to HealthLink's geographic and member expansion efforts.

Depreciation and amortization expenses decreased by $0.8 million in the second quarter of 1998 as compared to the second quarter of 1997. For the first half of 1998, depreciation and amortization expenses of $9.2 million represented a decrease of $1.2 million as compared to the first half of 1997. These reductions in depreciation and amortization expenses primarily relate to intangible assets that became fully amortized during 1997. Amortization expenses for completed components of the company's IOS project increased by $0.6 million and $1.2 million in the second quarter and first half of 1998, respectively as compared to the comparable periods in 1997. See "Recent
Developments - Information and operations strategy" for more information related to this project.

There were no nonrecurring charges in the second quarter and first half of 1998 as compared to $0.8 million and $2.9 million in the second quarter and first half of 1997, respectively. These charges were related to the relocation of the company's St. Louis-based claims, customer service, billing, and provider services functions to its Springfield, Missouri facility and a new facility in Cape
Girardeau, Missouri.

Operating Loss

Operating loss decreased by $10.4 million in the second quarter of 1998 in comparison to the second quarter of 1997. For the first half of 1998, the operating loss decreased by $11.3 million as compared to the first half of 1997. The improved results in 1998 relate in part to the aforementioned completion and cessation of costs in 1997 related to the company's relocation project, the increase in revenues from HealthLink, and the increase in the company's overall premium rates. The company expects that its operating losses will widen in the third quarter, consistent with the company's seasonal trends, and that gains from operations may not be realized until late in the year.

Net Investment Income

The second quarter 1998 net investment income of $4.0 million represents a $6.3 million decrease over the second quarter of 1997, inclusive of a $5.7 million decrease in net realized gains. For the first half of 1998, net investment income decreased by $15.5 million as compared to the first half of 1997 inclusive of a reduction in net realized gains of $15.4 million. Realized gains in the first half of 1997 include a $5.7 million gain on the sale of company-owned life insurance policies as well as additional 1997 net realized gains from the liquidation of equity securities due to the company's intent to increase its holdings of fixed income securities and the company's decision to repay $15.0 million of its debt in the first quarter of 1997.

Provision for Income Taxes

The company's effective income tax rates were 43.6 percent and (8.9) percent for the second quarter of 1998 and 1997, respectively. For the first half of 1998 and 1997, the effective tax rates were 48.2 percent and 51.3 percent, respectively. The company's effective income tax rates for 1998 and 1997 were affected by non-deductible goodwill amortization. The 1997 rate was also affected by gains recognized from the liquidation of company-owned life insurance policies.

Net Income

The company's net income of $1.2 million, or $0.06 per share, for the second quarter of 1998 represents an increase of $3.5 million compared to the second quarter
1997 net loss of $2.3 million, or $0.12 per share. For the first half of 1998, the company's net income of $2.2 million ($0.12 per share) represented a $1.7 million decrease as compared to net income of $3.9 million ($0.21 per share) for the first half of 1997.


Liquidity and Capital Resources

The company's working capital as of June 30, 1998 was $66.7 million, a decrease of $3.1 million from December 31, 1997.
The decrease is partially attributable to $5.0 million of additional debt from the company's reducing revolving credit facility that became a current payable during the first half of 1998. In addition, the company capitalized
$5.7 million of costs for property and equipment purchases, $4.6 million of which relates to capitalized IOS development costs.

Net cash provided by operations totaled $1.9 million for the six months ended June 30, 1998. The company's net income was $2.2 million which included (on a before tax basis) $0.7 million of realized gains from the sale of investments and $9.2 million of depreciation and amortization expenses. In addition, other assets, medical claims payable, receivables from members, and net intercompany receivables were affected by the timing of operating cash payments and receipts, intercompany tax settlements, as well as changes in membership and utilization and claims payment trends.

On August 29, 1997, the company reported the commencement of the litigation with MCHCP (see Note 2 entitled
"Contingencies - Litigation with MCHCP" of Part I) and estimated losses (giving effect to all possible renewal terms of the MCHCP contract without requested rate increases) in the range of $30 million to $40 million. In the third quarter of 1997, the company took a pre-tax charge of $29.5 million, which was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. The health care services caption of the 1998 Consolidated Statements of Income includes the credit for the amortization of this loss reserve provision during the first quarter and first half of 1998. The litigation with MCHCP was dismissed on June 10, 1998.
There can be no assurance that the amount of the reserve taken in the third quarter of 1997 will be sufficient to cover all losses which may be associated with the MCHCP contract, which losses could have a material adverse effect on the company and the market for the company's stock.

Recent Developments

Information and operations strategy

In 1995, the company implemented a comprehensive information and operations strategy (IOS) to assist the company in implementing its managed care strategy of delivering the lowest cost medical care consistent with quality outcomes. The company believes that controlling medical costs in the future will be highly dependent on readily accessing both member and provider medical information at a detail level which provides real-time analytical support. The company receives capital expenditure authorizations from the Board of Directors to expend funds for the project subject to periodic review by an ad-hoc committee of the board. In the first six months of 1998, the company incurred capitalized expenditures of $4.6 million on this project. Cumulatively, since 1995, the company has incurred capitalized expenditures of $43.6 million. The company anticipates that it will expend approximately $10 million for capitalized costs associated with the IOS project in 1998 and an additional $9 million for capitalized costs in subsequent years to complete the project. While management believes that the IOS project will initially be dilutive to earnings per share, it is believed that opportunities exist for significant medical and administrative savings, which are expected to provide a payback and contribute to earnings per share over the long term.

Year 2000 issue

In January 1996, the company began converting its computer systems to be year 2000 ready (e.g. to recognize the difference between 1999 and 2000 as one year instead of negative 99 years). The company's operations would be significantly impacted by incomplete or untimely resolution of the problem, by internal or external parties, as the company utilizes automated systems to process claims, prepare invoices, retain membership data, perform utilization management, and many other processes. The company's plan for completion of this project is partially dependent upon the work of third parties. In addition, some of the company's computer systems and business operations are provided and maintained by outside suppliers. The company is unable to determine the level of exposure relating to the possibility that the providers that the company contracts with are unable to address the year 2000 readiness issues appropriately. The company believes that at June 30, 1998, approximately 50 percent of the company's core COBOL systems were year 2000 ready, with the majority of the company's systems expected to be ready by March 31, 1999 and other remaining significant systems ready by September 30, 1999. The total cost of the project is estimated to be between $8 million and $10 million. The company is expensing all costs associated with these system changes. From 1996 through June 30, 1998, the company has cumulatively expensed $5.2 million on this project with $2.5 million expensed in the first six months of 1998. The company is currently reviewing various contingency plans in the event that full year 2000 readiness is not achieved or parties upon whom the company depends are not ready by January 1, 2000 and expects to have a formal approved plan by the end of 1998. There can be no assurance that the company or any third party with which the company is dependent upon will be able to achieve year 2000 readiness which could have a material adverse effect on the company and the market for the company's stock.

Recently issued accounting standards

See the description under the same caption in Note 3 of the Notes to Consolidated Financial Statements of Item I, which description is incorporated herein by reference.

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

The company's performance targets for 1998 include:
overall premium revenue growth per member per month in the 9 percent to 10 percent range, reflecting price increases up to the high teens to low twenties (in percentages) for some categories of members, consistent with market trends;
maintaining the medical loss ratio in a range approaching the mid eighties (in percentages), with an anticipated net medical cost increase per member per month of approximately
7 percent to 9 percent, inclusive of pharmacy benefits, medical services, and the cost of government-mandated benefits; continued flat levels of core overhead expenses, with amortization expense for IOS, investments in programming to accommodate the year 2000, and other initiatives contributing to a general and administrative expense ratio in the low twenties (in percentages). The company expects that its operating losses will widen in the third quarter, consistent with the company's seasonal trends, and that gains from operations may not be realized until late in the year.

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

OPM audit

Reference is made to the information included under the caption in Note 2 entitled "Contingencies - OPM audit" of
Part I, Financial Information which information is incorporated by reference in its entirety in this section.
At this time, management is unable to determine the final dollar amount which may be required to resolve the audit findings. There can be no assurance that the resolution of these findings will not have a material adverse effect on the company and the market for the company's stock.
Similarly with the losses described below related to the litigation with the MCHCP, the OPM audit relates to the company's subsidiary, HMO Missouri, Inc. (BlueCHOICE). As described therein below, any additional funding to BlueCHOICE as a result of audit findings associated with the OPM audit, or otherwise, would require approval under the company's credit agreement. See "Credit Agreement
Restrictions" below.

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

The transactions contemplated by the conceptual framework described elsewhere herein are intended to include the resolution and dismissal of all of the litigation with the DOI and the Missouri Attorney General identified above. If
BCBSMo, the company, the DOI, and the Missouri Attorney
General do not resolve these matters as proposed in the conceptual framework or if, in the alternative, BCBSMo or the company does not prevail in all of these matters, it is possible that BCBSMo could be dissolved, the license of BCBSMo and the company to use the Blue Cross and Blue
Shield tradenames and marks could be terminated, BCBSMo could be required to dispose of some or all of the company's shares at times and in quantities that could be detrimental to the market for the company's stock, and other actions could be taken by BCBSMo, the Missouri
Attorney General, the DOI, the BCBSA or others all of which could have a material adverse impact on the company or the market for the company's stock.

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

Based upon the rulings, the company will be held contractually bound to serve the MCHCP members, if the contract is extended at the option of the MCHCP through the year 2000 at the rates contracted for in 1995, with annual rate increases, if any, which are no more than the annual increase in the medical cost component of the Consumer
Price Index and far less than necessary to permit the company to recover its costs in serving those members. In the third quarter of 1997, the company recorded a pre-tax charge of $29.5 million, which was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000, in accordance with generally accepted accounting principles. The company was advised by the DOI in March, 1998, that the entire amount of the reserve for the MCHCP contract recorded by the company for projected losses under the contract through the year 2000 must, for statutory accounting purposes, be recorded by the company's subsidiary, HMO Missouri, Inc. (BlueCHOICE), on its statutory filings with the DOI. With the prior regulatory approval of the DOI, BlueCHOICE issued surplus notes to the company in the amount of $29 million to ensure the statutory solvency of BlueCHOICE. While management of the company believes the current provision for losses is adequate, if the actual number of BlueCHOICE members through MCHCP grows at a rate in excess of the rate used in the actuarial estimates, (whether due to the increase generally in MCHCP members, decrease in the number of MCHCP contractors or otherwise) or if the projected limited rate increases and medical cost trends should differ materially from those assumed in the actuarial estimates, then the amount of the reserve recorded to date could be insufficient to cover all future losses which may be associated with the MCHCP contract, and such losses could have a material adverse effect on the company and the market for the company's stock. In addition, the company's revolving credit agreement (described elsewhere herein) provides that the company's subsidiaries, including
BlueCHOICE, may not issue surplus notes to the company in an aggregate principal amount in excess of $40 million. As the aggregate principal amount of surplus notes issued by such subsidiaries to the company currently approximates $40 million, any additional funding required by any subsidiaries of the company, including BlueCHOICE, as a result of additional losses or reserves associated with the MCHCP contract, or otherwise, would require approval of the lenders under the Credit Agreement. See "- Credit
Agreement Restrictions."

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

Competition and Consolidation

The health care industry is highly competitive. The company has numerous competitors in its PPO, POS and HMO operations, many of which have substantially greater financial and other resources than the company. Because the company's existing business operations are primarily confined to markets within or contiguous to the state of Missouri, the company currently is unable to subsidize losses in these markets with profits from other markets.
The company believes that certain larger, national competitors are able to subsidize losses in the Missouri market with profits from other markets in which they operate and may pursue such a strategy in the company's markets in an effort to increase their market share.
Health care providers are consolidating into larger health care delivery enterprises and their increased bargaining power may lead to a reduction in the gross margins of the company's products and services. The company also faces competition in its markets from a trend among some health care providers to combine and form their own networks in order to contract directly with employer groups and other prospective customers for the delivery of health care services.

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

Year 2000 Issue

In January 1996, the company began converting its computer systems to be year 2000 ready (e.g. to recognize the difference between 1999 and 2000 as one year instead of negative 99 years). The company believes that at June 30, 1998, approximately 50 percent of the company's core COBOL systems were ready, with the majority of the company's systems expected to be ready by March 31, 1999 and other remaining significant systems ready by September 30, 1999.
The company's plan for completion of this project is partially dependent upon the work of third parties. In addition, many of the company's computer systems and business operations are provided and maintained by outside suppliers. The company is unable to determine the level of exposure relating to the possibility that the providers that the company contracts with are unable to address the year 2000 compliance issues appropriately. The company's operations could be significantly impacted by incomplete or untimely resolution of the problem, by internal or external parties, as the company utilizes automated systems to process claims, prepare invoices, retain membership data, perform utilization management, and many other processes.
The company is currently reviewing various contingency plans in the event that full year 2000 readiness is not achieved by January 1, 2000 and expects to have a formal approved plan by the end of 1998. There can be no assurance that the company or any third party with whom the company is dependent will be able to achieve year 2000 readiness which could have a material adverse effect on the company and the market for the company's stock.

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


ITEM  3.     Quantitative and Qualitative Disclosures  About
             Market Risk

     Not applicable to the company until December 31, 1998.

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

             None.

ITEM 3.     Defaults Upon Senior Securities

             None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

      a) The Annual Meeting of Shareholders of the company was held on May 12, 1998

      b) Three class I directors of the company were elected for three year terms by the shareholders at the annual meeting. The three newly elected directors are:

Nominee                   Number of Votes

Earle H. Harbison, Jr.      152,482,121
Roger B. Porter, Ph.D.      152,706,438
Gloria W. White             152,705,988

The following directors' terms continued in effect after the meeting:

Edward C. Gomes, Jr.
William H.T. Bush           John A. O'Rourke
Ronald G. Evens, M.D.       Norman J. Tice

ITEM 5.     Other Information

     The Securities and Exchange Commission recently adopted certain amendments to its rules governing the submission by shareholders of proposals intended to be presented at meetings of shareholders. These amendments, which became effective on June 29, 1998, included provisions granting companies the right to exercise discretionary voting authority with respect to certain shareholder proposals that the company did not have notice of within a specified time period prior to a meeting of shareholders.

     As disclosed in the company's 1998 Proxy Statement, shareholder proposals for the Annual Meeting of Shareholders to be held in May 1999 must be received by the company not later than November 23, 1998 in order to be considered for inclusion in the 1999
     Proxy Statement and must meet the requirements of Rule 14a-8 under the Securities Exchange Act of 1934
     (the Exchange Act).  Pursuant to the company's
     Bylaws, in order for a shareholder proposal not included in the company's 1999 Proxy Statement to be presented at the company's 1999 Annual Meeting of Shareholders, a notice of such proposal must be received in writing by the Secretary of the company at its principal executive offices on or before March
     13, 1999. The notice must set forth as to each proposal: (i) a brief description of the business desired to be brought before the annual meeting; (ii) a representation that the shareholder making such proposal is a holder of record of stock entitled to vote on the business proposed by such shareholder and that such shareholder intends to appear in person or by proxy at the annual meeting to present the proposed business to be brought before the annual meeting; (iii) the name and address of the shareholder proposing such business, as it appears on the company's books, and of the beneficial owner (as such term is defined in Rule 13d-3 under the Exchange
     Act), if any, on whose behalf the business is proposed; (iv) the class and number of shares of the company which are owned beneficially (as such term is defined in Rule 13d-3 under the Exchange Act) and of record by the shareholder making such proposal; (v) the reason for conducting such business at the annual meeting and any material interest of the shareholder making such proposal or such beneficial owner in such business; and (vi) all other information with respect to each matter as would have been required to be included in a proxy statement filed pursuant to Regulation 14A as then in effect under the Exchange
     Act had proxies been solicited by the Board of Directors of the company with respect thereto.
     Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the company's
     Proxy Statement for its 1999 Annual Meeting unless
     (a) the company receives the requisite notice of such proposal on or before March 13, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are satisfied.

ITEM 6.     Exhibits and Reports on Form 8-K

     a)      Exhibits

Exhibit
Number    Exhibit

The following exhibits are submitted herewith:

27        Financial Data Schedule (Electronic Filing Only).

     b)     Reports on Form 8-K:

The company filed a report on Form 8-K dated April 24, 1998 relating to a conceptual framework which would lead to a definitive agreement to resolve litigation with the Missouri Department of Insurance and the Missouri
Attorney General through the establishment of a charitable health care foundation.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               RIGHTCHOICE MANAGED CARE, INC.
                               Registrant


Date:  August 13, 1998         By:   [S] JOHN A. O'ROURKE
                                     John A. O'Rourke
                                     President and Chief Executive Officer


Date:  August 13, 1998         By:   [S] SANDRA VAN TREASE
                                     Sandra Van Trease
                                     Chief Financial Officer,
                                     Executive Vice President and
                                     Chief Operating Officer