Form 10-Q
period 1998-09-30
RIGHTCHOICE MANAGED CARE INC
filed 1998-11-16
CIK 921766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

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

         Title of each class           Outstanding at October 31, 1998

     Class A Common Stock, $0.01 par value      3,710,426 shares
     Class B Common Stock, $0.01 par value     14,962,500 shares

                    RIGHTCHOICE MANAGED CARE, INC.
                     Third Quarter 1998 Form 10-Q
                          Table of Contents



PART  I.      FINANCIAL INFORMATION                                  PAGE

     ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of September 30, 1998
              and December 31, 1997                                    3

           Consolidated Statements of Income for the Three and Nine
Months
              Ended September 30, 1998 and 1997                        4

           Consolidated Statements of Changes in Shareholders'
              Equity for the Three and Nine Months Ended
              September 30, 1998 and 1997                              5

           Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1998 and 1997                        6

           Notes to Consolidated Financial Statements                  7

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     21

     ITEM 3.  Quantitative and Qualitative Disclosures About Market
              Risk                                                    35

PART II.      OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                       35

     ITEM 2.  Changes in Securities                                   35

     ITEM 3.  Defaults Upon Senior Securities                         35

     ITEM 4.  Submission of Matters to a Vote of Security Holders     36

     ITEM 5.  Other Information                                       36

     ITEM 6.  Exhibits and Reports on Form 8-K                        36

SIGNATURES                                                            37






PART I.FINANCIAL INFORMATION
ITEM 1.Financial Statements

RIGHTCHOICE MANAGED CARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

ASSETS                                   September 30, 1998  December 31, 1997
                                             (unaudited)
Current assets:
  Cash and cash equivalents                   $  25,790         $  29,872
  Investments available for sale                212,542           220,972
  Receivables from members                       64,536            60,019
  Receivables from related parties               21,203            16,130
  Deferred income taxes                           4,111             4,994
  Other assets                                   19,809            14,410
     Total current assets                       347,991           346,397
Property and equipment, net                      60,650            60,602
Deferred income taxes                            12,035            12,737
Investments in affiliates                         8,455             8,427
Goodwill and intangible assets, net              75,188            78,200
    Total assets                               $504,319          $506,363

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Medical claims payable                       $118,617         $ 112,339
  Unearned premiums                              52,401            57,656
  Accounts payable and accrued expenses          54,971            55,892
  Current portion of long-term debt               8,750             2,000
  Payables to related parties                    21,333            20,213
  Reserve for loss contract                       9,052             9,052
  Obligations for employee benefits               3,181             2,935
  Income taxes payable                           13,063            12,051
  Obligations under capital leases                4,605             4,515
     Total current liabilities                  285,973           276,653
Reserve for loss contract                         9,522            16,311
Long-term debt                                   35,563            45,000
Obligations for employee benefits                23,992            22,140
Obligations under capital leases                  4,425             5,394
     Total liabilities                          359,475           365,498

Shareholders' Equity:
  Preferred Stock, $.01 par, 25,000,000
    shares authorized, no shares issued
    and outstanding
  Common Stock:
     Class A, $.01 par, 125,000,000
     shares authorized, 3,737,500 shares
     issued, 3,710,426 and 3,709,000
     shares outstanding, respectively               37                 37
     Class B, convertible, $.01 par,
     100,000,000 shares authorized,
     14,962,500 shares issued and
     outstanding                                   150                150
  Additional paid-in capital                   132,635            132,640
  Retained earnings                              9,338              6,653
  Treasury stock, 27,074 and 28,500
     Class A shares, respectively, at cost       (383)              (404)
  Accumulated other comprehensive income         3,067              1,789
     Total shareholders' equity                144,844            140,865
     Total liabilities and shareholders'
     equity                                   $504,319           $506,363

         See accompanying Notes to Consolidated Financial Statements.

                      RIGHTCHOICE MANAGED CARE, INC.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (in thousands, except shares and per share data)


                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                     1998         1997       1998       1997
 Revenues:
 Premium                           $172,212    $163,726    $519,571   $485,714
 Fees and other income               17,592      16,766      53,903     47,241
       Total revenues               189,804     180,492     573,474    532,955

 Operating expenses:
   Health care services             146,209     141,669     435,037    410,126
   Commissions                        7,637       7,524      23,707     21,879
   General and administrative
   (excludes depreciation and
   amortization and excludes
   net intercompany charges of
   $2,887, $1,911, $8,922 and
   $6,535, respectively, allocated
   to Blue Cross and Blue Shield of
   Missouri)                         33,647      34,539     105,071    104,092
   Depreciation and amortization      4,891       5,243      14,103     15,645
   Charge for loss reserves                      29,510                 29,510
   Non-recurring relocation charges                  74                  2,970
       Total operating expenses     192,384     218,559     577,918    584,222
 Operating loss                     (2,580)    (38,067)     (4,444)   (51,267)

 Investment income:
   Interest and dividends            3,174       4,262       10,831     12,008
   Realized gains, net               1,888         524        2,587     16,584
       Total investment income, net  5,062       4,786       13,418     28,592

 Other:
   Interest expense                (1,100)     (1,056)      (3,376)    (3,378)
   Other expense, net                (104)       (185)        (130)      (488)
       Total other, net            (1,204)     (1,241)      (3,506)    (3,866)

 Income (loss) before provision
 (benefit) for income taxes          1,278    (34,522)        5,468   (26,541)
 Provision (benefit) for income
 taxes                                 763    (11,766)        2,783    (7,668)
 Net income (loss)                $    515   $(22,756)      $ 2,685  $(18,873)


 Weighted average common
 shares outstanding             18,672,000 18,672,000    18,672,000 18,673,000

 Basic and diluted earnings
 (loss) per share               $     0.03 $   (1.22)    $     0.14 $   (1.01)

        See accompanying Notes to Consolidated Financial Statements.


                       RIGHTCHOICE MANAGED CARE, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES
                     IN SHAREHOLDERS' EQUITY (UNAUDITED)
                       (in thousands, except shares)

                                                                     Accumulated
                                      Additional                        Other
                        Common Stock   Paid In   Retained  Treasury  Comprehensive
                      Class A Class B  Capital   Earnings    Stock      Income       Total
Balance at
December 31, 1996      $37     $150   $132,640    $30,687    $(326)      $9,766     $172,954

Comprehensive loss:
 Net income                                         3,883                              3,883

 Change in unrealized
 appreciation on
 available-for-sale
 securities, net of
 income tax credit
 of $5,533                                                              (9,898)      (9,898)
Comprehensive loss                                                                   (6,015)

Purchase of 5,400
shares of
Class A Common
Stock, at cost                                                 (78)                     (78)

Balance at
June 30, 1997           37      150    132,640     34,570     (404)       (132)      166,861

Comprehensive loss:
 Net loss                                        (22,756)                           (22,756)

 Change in
 unrealized
 appreciation
 on available-for-
 sale securities, net
 of income tax
 expense of $859                                                          1,405        1,405
Comprehensive loss                                                                  (21,351)

Balance at
September 30, 1997      37      150    132,640     11,814     (404)       1,273      145,510

Comprehensive loss:
 Net loss                                         (5,161)                            (5,161)

 Change in
 unrealized
 appreciation
 on available-for-
 sale securities,
 net of income tax
 expense of $287                                                            516          516
Comprehensive loss                                                                   (4,645)

Balance at
December 31, 1997       37      150    132,640      6,653     (404)       1,789      140,865

Comprehensive income:
 Net income                                         2,170                              2,170

 Change in
 unrealized
 appreciation
 on available-for-
 sale securities, net
 of income tax
 expense of $41                                                              71           71
Comprehensive income                                                                   2,241

Balance at
June 30, 1998           37      150    132,640      8,823     (404)       1,860      143,106

Comprehensive income:
 Net income                                           515                                515

 Change in
 unrealized
 appreciation
 on available-for-
 sale securities, net
 of income tax
 expense of $686                                                          1,207        1,207
Comprehensive income                                                                   1,722

1,426 shares issued
under the
company's stock
option plan                                (5)                   21                       16

Balance at
September 30, 1998     $37     $150   $132,635     $9,338    $(383)      $3,067     $144,844

           See accompanying Notes to Consolidated Financial Statements.

                        RIGHTCHOICE MANAGED CARE, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (in thousands)

                                                    For the nine months ended,
                                                           September 30,
                                                     1998               1997
Cash flows from operating
activities:
   Net income (loss)                             $  2,685            $ (18,873)
   Adjustments to reconcile net
     income (loss) to net cash used in
     operating activities:
     Provision (credit) for deferred
     income taxes                                     859               (3,786)
     Depreciation and amortization                 14,103                15,645
     Undistributed (earnings) losses of affiliates   (28)                   374
     Gain on sale of investments                  (2,587)              (16,584)
     Amortization of premiums and
     accretion of discounts, net                      135                  (49)
     Gain on sale of property and equipment                                (72)
 (Increase) decrease in certain assets:
     Receivables from members                     (4,517)               (2,687)
     Receivables from related parties             (5,073)                 1,003
     Other assets                                 (4,580)               (8,041)
   Increase (decrease) in certain liabilities:
     Medical claims payable                         6,278                 3,786
     Unearned premiums                            (5,255)               (2,649)
     Accounts payable and accrued expenses          (921)               (5,829)
     Payables to related parties                    1,120                 (955)
     Reserve for loss contract                    (6,789)                28,048
     Obligations for employee benefits              2,098                 (906)
     Income taxes payable                           1,012               (1,543)
Net cash used in operating activities             (1,460)              (13,118)
Cash flows from investing activities:
   Proceeds from matured investments:
     Fixed maturities                              19,860                   535
   Proceeds from investments sold:
     Fixed maturities                             222,048               220,797
     Equity securities                                                   40,734
     Other                                          4,482                32,469
Investments purchased:
     Fixed maturities                           (232,557)             (269,164)
     Equity securities                              (548)                 (230)
     Other                                          (399)               (2,150)
   Proceeds from property and equipment sold        1,944                   556
   Property and equipment purchased              (10,606)              (14,282)
Net cash provided by investing activities           4,224                 9,265
Cash flows from financing activities:
   Sale (purchase) of Class A
   Treasury stock                                      16                  (78)
   Repayment of long-term debt                    (2,687)              (15,000)
   Payments of capital lease obligations          (4,175)               (4,584)
Net cash used in financing activities             (6,846)              (19,662)
Net decrease in cash and cash equivalents         (4,082)              (23,515)
Cash and cash equivalents at
beginning of period                                29,872                33,418
Cash and cash equivalents at end of period     $   25,790             $   9,903
Supplemental Disclosure of Cash Information:
   Interest paid                               $    3,560             $   3,769
   Income tax refunds received, net               (2,079)               (2,339)
Supplemental Schedule of Noncash
Investing and Financing Activities:
   Equipment acquired through capital leases   $    3,296             $   9,730
   Disposal of equipment under capital leases                             2,526

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

2.  Contingencies

OPM audit

The company, through its subsidiary, HMO Missouri, Inc.
(BlueCHOICE), contracts with the Office of Personnel
Management (OPM) to provide or arrange for health services to federal employees under the Federal Employees Health
Benefits Program (FEHBP). FEHBP is the second largest customer group of BlueCHOICE after the Missouri
Consolidated Health Care Plan (MCHCP). OPM conducts periodic audits to, among other things, verify that the premiums established under the OPM contract were established in compliance with the community rating or experience rating and other requirements under the FEHBP.

On August 8, 1995, the company received a draft audit report from the OPM regarding the audit, conducted in 1994, of the FEHBP operations of BlueCHOICE for the years 1989 through 1994. The audit dealt primarily with a comparison of premium rates charged to the FEHBP to rates charged by BlueCHOICE to other similarly sized groups. The OPM draft audit report indicates that BlueCHOICE has a potential liability of $7.5 million to the FEHBP. The company responded to the draft report in November of 1995 following an in-depth analysis of the issues. In March 1998, BlueCHOICE received correspondence from the U.S. Department of Justice requesting a meeting with BlueCHOICE regarding in excess of $6.5 million in payments (alleged overcharges) received during the reconciliation process for the years
1990 through 1994, plus interest thereon. If it is found that BlueCHOICE knowingly received overpayments, it could be subject to civil penalties of up to ten thousand dollars per certified reconciliation statement, treble damages for the amount of such overcharges and interest. Although management has met with the OPM and Department of Justice with respect to this matter, at this time, management is unable to determine the final dollar amount which may be required to resolve the audit findings. There can be no assurance that the resolution of these findings will not have a material adverse effect on the company and the market for the company's stock.

Subscriber class action litigation

On March 15, 1996, a suit (the Sarkis Litigation) was filed in the Circuit Court of the City of St. Louis, Missouri
(the St. Louis Circuit Court), by Anthony J. Sarkis, Sr.
and James Hacking individually and on behalf of a purported class of (i) subscribers in individual or group health plans insured or administered by Blue Cross and Blue Shield of Missouri (BCBSMo, the class B shareholder of the company) or the company, and (ii) all persons and/or entities who benefited from BCBSMo's tax-exempt status (the
Sarkis plaintiffs). The petition named the company, BCBSMo, HealthLink, Inc. (HealthLink, a subsidiary of the company), and certain officers of the company as defendants. The named plaintiffs later abandoned their claim to represent all persons or entities who benefited from BCBSMo's tax-exempt status.

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

On November 4, 1998, the St. Louis Circuit Court issued its judgment and order granting the motion of the defendants to dismiss the action for lack of standing and entering judgment in favor of the defendants. The Sarkis plaintiffs' counsel has advised the company that they intend to ask the trial court to reconsider this dismissal or appeal the St. Louis Circuit Court's order. The obligations of the parties to consummate the transactions contemplated by the settlement agreements described below under "Litigation with DOI and Attorney General" are conditioned upon, among other things, the satisfactory final resolution of the Sarkis Litigation.

The Sarkis plaintiffs have also filed a motion to intervene in the action described below under "Litigation with DOI and Attorney General" filed by BCBSMo seeking declaration as to the status of BCBSMo as a mutual benefit or public benefit type of non-profit corporation.

Litigation with DOI and Attorney General

Status of Proposed Settlement Agreements

On September 20, 1998, the company and certain of its affiliates entered into various settlement agreements with certain state agencies, including the Missouri Department of Insurance (DOI), the Director of the DOI, and the Missouri Attorney General. The settlement agreements, which are based upon a conceptual framework announced by the company and BCBSMo on April 22, 1998, would, if consummated, resolve all outstanding litigation and regulatory issues between the company and its affiliates and the State of Missouri, including the DOI and the Missouri Attorney General, and create a charitable health care foundation that would be managed by an independent board of directors. The litigation between the company and its affiliates and the State of Missouri is described below.

The principal terms of the settlement agreements include the following:

* BCBSMo would, through a series of transactions set forth in the settlement agreements and the related exhibits, (i) transfer its insurance-related assets, contracts and agreements and related liabilities to a wholly owned subsidiary of the company; (ii) convert to a for-profit corporation; (iii) reincorporate in Delaware; and (iv) merge with the company. The outstanding common stock of the resulting entity (referred to herein as new RightCHOICE) would be owned approximately 20% by the public shareholders and approximately 80% by the charitable foundation (which equals the current aggregate ownership interests of the public shareholders and BCBSMo, respectively, in the equity of the company).

* The charitable foundation would be required to liquidate its shares of new RightCHOICE stock over a prescribed period of time and use the proceeds for health care purposes. The charitable foundation would be required to reduce its ownership of new RightCHOICE stock to less than 50% of the total outstanding stock within 3 years of the closing of the reorganization and to less than 20% of the total outstanding stock within 5 years of the closing of the reorganization. Until the charitable foundation reduces its ownership to less than 5% of the total outstanding stock, its shares of new RightCHOICE stock would be subject to a voting trust that would, with certain exceptions, effectively vest voting control of the shares owned by the charitable foundation in the board of directors of new RightCHOICE.

* As a for-profit direct licensee for the Blue Cross and Blue
  Shield names and trademarks, new RightCHOICE would be required to include certain "basic protections" in its charter documents and it would be required to be independent from the direction, control and influence of the charitable foundation. The "basic protections" would include limitations on the amount of new RightCHOICE stock that may be owned by certain categories of shareholders -- (i) no "institutional" shareholder may own 10% or more of the voting power of new RightCHOICE, (ii) no "non-institutional" shareholder may own 5% or more of the voting power of new RightCHOICE, and (iii) no shareholder may own 20% or more of the equity of new RightCHOICE (with certain exceptions in the case of the charitable foundation as described above). The charter documents of new RightCHOICE would include certain provisions whereby any shares owned by a shareholder in excess of the applicable ownership limits could be redistributed by new RightCHOICE.

The consummation of the transactions contemplated by the settlement agreements is subject to a number of significant conditions and contingencies, including approval by the Cole County Circuit Court, various regulators and the shareholders of the company, the receipt of rulings from the IRS or tax opinions regarding the tax-free nature of the transactions, and the satisfactory resolution of certain other litigation involving the company and BCBSMo (including the Sarkis Litigation described above which was dismissed by the St. Louis Circuit Court on November 4, 1998 but is subject to possible appeal).

The settlement agreements provide that the company and BCBSMo, together with the DOI and the Missouri Attorney General, shall move in an appropriate court proceeding for approval of the settlement agreements and the proposed reorganization described therein. See " - Litigation relating to the Reorganization and Public Offering" below.

The summary of the settlement agreements set forth herein is qualified in its entirety by reference to the settlement agreements and the exhibits thereto which are included as exhibits to the company's Current Report on Form 8-K filed with the SEC on September 23, 1998.

Appointment of Special Master

Following the announcement by the company and BCBSMo on April 22, 1998, of the conceptual framework for the proposed settlement with the State of Missouri, Judge Thomas Brown III of the Circuit Court of Cole County, Missouri (the Circuit Court) indicated that he had substantial reservations about the settlement as proposed in the conceptual framework and that any final settlement would be scrutinized very carefully.

On September 20, 1998, the settlement agreements described above were executed, and courtesy copies were provided to the Circuit Court. The company and BCBSMo had intended that following the remand to the Circuit Court of the litigation relating to the Reorganization and Public Offering described below, the company and BCBSMo together with the DOI and Missouri Attorney General would file a motion with the Circuit Court seeking approval of the settlement agreements and the proposed reorganization described therein.

On October 29, 1998, notwithstanding the fact that the litigation relating to the Reorganization and Public Offering had not yet been remanded to the Circuit Court, the Circuit Court, "acting on its own motion," issued an Order (the October 29 Order) providing for, among other things, the appointment of Robert G. Russell as receiver/custodian pendente lite to, among other things, take exclusive possession and control of all of the issued and outstanding shares of the company's common stock owned by BCBSMo. The October 29 Order cited concerns by the Circuit Court about the fairness of the transactions set forth in the settlement agreements, alleged conflicts of interest and the need for an independent examination of the proposed
settlement and related issues.   The October 29 Order also
approved the engagement of legal counsel and an investment banker to advise the receiver/custodian. Although the October 29 Order did not constitute the appointment of a receiver/custodian over the operations of either the company or BCBSMo, had it not been void from the beginning as alleged by BCBSMo and as declared by the Circuit Court as described below, the October 29 Order could have had several significant and adverse consequences, including the automatic termination of the company's Blue Cross and Blue Shield licenses and a resultant event of default under the company's credit facility. A copy of the October 29 Order is attached as an exhibit to the company's Current Report on Form 8-K filed with the SEC on November 2, 1998.

On November 2, 1998, BCBSMo filed its Motion to Vacate Order and its Memorandum in Support of Motion to Vacate in response to the October 29 Order. BCBSMo alleged that (i) the Circuit Court lacked jurisdiction to issue the October 29 Order because the case was still pending before the Missouri Supreme Court which had not then ruled on the application of BCBSMo to transfer to the Missouri Supreme Court; (ii) the Circuit Court issued the order without notice and an opportunity to be heard;
(iii) there were no exigent circumstances that would warrant the appointment of a receiver without due process; and (iv) that the appointment of the receiver had the effect of frustrating the purpose for which the receiver was to be appointed, namely, the preservation of the nonprofit assets of BCBSMo. Copies of the Motion to Vacate Order and Memorandum in Support of Motion to Vacate are attached as exhibits to the company's Current Report on Form 8-K filed with the SEC on November 6, 1998.

On November 2, 1998, the Blue Cross and Blue Shield Association (the BCBSA) filed a complaint against the company, its subsidiaries and BCBSMo in the United States District Court for the Northern District of Illinois alleging that the appointment of the receiver/custodian pendente lite caused the automatic termination of the licenses to use the service marks. The complaint alleged service mark infringement and breach of license agreements as a result of the company's continued use of the Blue Cross and Blue Shield service marks following the issuance of the October 29 Order.

On November 4, 1998, the Circuit Court issued an Order (the November 4 Order) vacating the October 29 Order and declaring it to be void ab initio (or "from the beginning"). The Circuit Court, in issuing the November 4 Order, acknowledged that the significant and adverse consequences that could have resulted from the October 29 Order were unintended. On November 4, 1998, the Circuit Court also issued an Order (the November 4 Special Master Order) appointing Robert G. Russell as special master for the purpose of collecting and analyzing information related to the proposed settlement. The November 4 Order also approved the engagement of legal counsel and such financial advisors as are approved by the court to advise the special master. The effect of the November 4 Order was to void the October 29 Order as if it never existed. The special master has expressed his interest in ensuring that the company continues its business in the normal course during his review. Copies of the November 4 Order and the November 4 Special Master Order are attached as exhibits to the company's Current Report on Form 8-K filed with the SEC on November 6, 1998.

On November 6, 1998, the Circuit Court entered an Order of Reference (the November 6 Order), among other things, directing the special master to collect and analyze information as to the options and alternatives available to the Circuit Court for disposition of the remaining issues in the litigation, including, but not limited to, an examination of the settlement agreements. The special master is also directed to address several concerns of the Circuit Court that were originally outlined in the October 29 Order. The special master is further directed to investigate issues concerning the Blue Cross and Blue Shield licenses and trademarks and the company's credit facility. A copy of the November 6 Order is attached as an exhibit to this Report.

The company believes, and has taken the position, that the Blue Cross and Blue Shield license agreements continue uninterrupted and in full force and effect, and that the company continues in compliance with its credit facility covenants. While the BCBSA acknowledges that BCBSMo and the company believe that the license agreements were not effectively terminated because the October 29 Order was void from the beginning and declared void ab initio in the November 4 Order, the BCBSA has continued to take the position that the license agreements automatically terminated and that BCBSMo should request that the licenses be reinstated, effective as of October 29, in order to clarify the rights of BCBSMo to continue uninterrupted to use the licensed names and marks. Although BCBSMo has not agreed with the position of BCBSA for the reasons described above, BCBSMo has requested reinstatement of the licenses which requires the approval of the BCBSA Board of Directors, which will vote upon the request at the meeting of the BCBSA Board of Directors which is expected to be held on November 19, 1998. Although the company expects that the BCBSA Board of Directors will approve the requested reinstatement, no assurance can be given in such regard. See "Status of Blue Cross and Blue Shield trademark licenses" below.

The company and BCBSMo intend to file with the special master and the Circuit Court a motion requesting approval of the settlement agreements as a reasonable alternative to dissolution of BCBSMo. There can be no assurance that the transactions contemplated by the settlement agreements will receive the necessary court approval as an acceptable alternative to dissolution of BCBSMo, that all conditions and contingencies included in the settlement agreements will be satisfied, or that the transactions set forth in the settlement agreements will be effected. The failure to consummate the transactions contemplated by the settlement agreements could have a material adverse effect on the company and the market for its stock.

The summary of the Circuit Court's Orders set forth herein is qualified in its entirety by reference to the Orders which are included as exhibits to the Company's Current Reports on Form 8-K filed with the SEC on November 2, 1998, and November 6, 1998, and included as an exhibit to this Report.

Litigation relating to the Reorganization and Public Offering

The litigation described below would be settled in the event that the transactions contemplated by the settlement agreements are consummated. As described above under "-Appointment of Special Master," the Circuit Court has appointed a special master for the purpose of, among other things, collecting and analyzing information related to options and alternatives for the disposition of the remaining issues in the litigation described below, including the proposed settlement, and there can be no assurance that the transactions contemplated by the settlement agreements will be consummated. The failure to consummate the transactions contemplated by the settlement agreements or to otherwise resolve the litigation described below in a manner satisfactory to the company could have a material adverse effect on the company and the market for its stock.

In August 1994, BCBSMo transferred certain assets to the company in connection with an offering to the public of 20 percent of the common stock of the company (such events are referred to collectively as the Reorganization and Public Offering). Although the Director of the DOI (the Director) formally approved the Reorganization and Public Offering on April 14, 1994, the Director and the DOI subsequently claimed that the Reorganization and Public Offering violated state laws and that BCBSMo was obligated to transfer all of its assets, including all of its company stock, to the State of Missouri or a charity designated by the State of Missouri. The Director and the DOI threatened to bring legal action, seek a receivership or terminate BCBSMo's insurance license unless BCBSMo gave up its assets.

BCBSMo's extensive efforts to resolve the dispute without litigation were unsuccessful. On May 13, 1996, BCBSMo filed a declaratory judgment action in the Circuit Court against the Director, the DOI and the Missouri Attorney General (the Missouri Attorney General was a necessary party due to his sole authority to enforce nonprofit corporation laws).

On June 13, 1996, the Director and the DOI filed an answer and counterclaims. The answer set forth several affirmative defenses, including alleged fraud and negligent misrepresentation with respect to the application filed by BCBSMo seeking approval of the Reorganization and Public Offering. The counterclaims alleged violations of certain health services corporation and nonprofit corporation statutes. The Director's and the DOI's counterclaims sought, among other things: (i) permanent injunctions against BCBSMo; (ii) imposition of a trust on BCBSMo's assets for public benefit purposes; (iii) return of profits from Medigap policies reinsured with a subsidiary; and (iv) an accounting of all assets transferred by BCBSMo.

On June 20, 1996, the Missouri Attorney General filed an answer and counterclaim alleging that the Reorganization and Public Offering, and the continued operations through the company and its subsidiaries, exceeded BCBSMo's statutory purposes. The Missouri Attorney General requested a declaration that BCBSMo exceeded its lawful authority and sought such relief as the Circuit Court would determine to be appropriate under the circumstances based on a statute that authorizes judicial dissolution or less drastic alternative relief in the Circuit Court's discretion.

On September 9, 1996 (the September 9 Order), the Circuit Court granted BCBSMo's motion for summary judgment against the Director and the DOI, rejected all of the Director's and the DOI's affirmative defenses (including allegations of fraud), issued a permanent injunction against the Director and the DOI and declared that: (i) under Missouri law the Director and the DOI had no authority to demand that BCBSMo make a payment as a result of the Reorganization and Public Offering; (ii) under Missouri law the Director and the DOI had no jurisdiction to take any action, the practical effect of which would be to amend, modify or reverse the Director's April 14, 1994 final administrative approval of the Reorganization and Public Offering; (iii) under Missouri law the Director and the DOI had no jurisdiction to take any administrative action, including but not limited to, revoking, suspending or refusing to renew BCBSMo's Certificate of Authority based in any way on the Reorganization and Public Offering and the consequences thereof or BCBSMo's refusal to make payment as the Director and the DOI had demanded; and (iv) (A) BCBSMo was a mutual benefit type of nonprofit corporation rather than a public benefit type of nonprofit corporation; (B) the Reorganization and Public Offering were authorized under all laws applicable to nonprofit health services corporations; and (C) BCBSMo did not owe the State or any person or entity a "toll charge," "charitable asset settlement" or any other payment as a result of the August 1994 Reorganization and Public Offering. On December 30, 1996, the Circuit Court issued orders modifying the findings and declarations set forth in (iv) above, on the grounds that it was legally unnecessary to resolve such issues since the Circuit Court had already ruled against the Director and the DOI for other reasons.

The September 9 Order permanently enjoined the Director and the DOI from, among other things, (i) revoking, suspending or refusing to renew BCBSMo's insurance license based in any part upon the Reorganization and Public Offering; (ii) commencing a valuation of BCBSMo's assets and demanding a payment as a result of the Reorganization and Public Offering; (iii) commencing any administrative hearing or making any administrative determination based in any part upon the Reorganization and Public Offering; (iv) instituting any seizure, receivership, conservatorship or similar action or proceeding against BCBSMo based in any part upon the Reorganization and Public Offering; and (v) taking any other action, however denominated, against BCBSMo based in any part upon the Reorganization and Public Offering. Although the injunctive relief described above remains in place, the Circuit Court's December 30 Orders (described below) clarify that the injunction does not prohibit the Director and the DOI from asserting that the post-Reorganization and Public Offering operations of BCBSMo may violate the health services corporation laws (even though such operations may have been affected by the Reorganization and Public Offering).

On August 28, 1996, the Director and the DOI filed an amended answer asserting a new counterclaim that the Reorganization and Public Offering were not reasonably designed to serve any of BCBSMo's purposes as a health services corporation and sought a declaration that BCBSMo had exceeded or abused the authority conferred upon it by law. Under this counterclaim, the Director and the DOI sought an order to rehabilitate BCBSMo or, in the alternative, injunctive relief.

On October 18, 1996, the Missouri Attorney General filed a motion for leave to file an amended counterclaim against BCBSMo that sought a declaration that BCBSMo was a public benefit corporation, not a mutual benefit corporation, and requested an order that BCBSMo amend its Articles of Incorporation accordingly. The Circuit Court granted the Missouri Attorney General's motion for leave to file the amended counterclaim, which remains pending.

On December 30, 1996, the Circuit Court issued five orders (the December 30 Orders): (i) denying BCBSMo's motion for summary judgment against the Missouri Attorney General; (ii) granting the Missouri Attorney General's motion for partial summary judgment against BCBSMo; (iii) denying BCBSMo's supplemental motion for summary judgment against the Director and the DOI on their amended counterclaim; (iv) granting the Director's and the DOI's motion for summary judgment against BCBSMo on their amended counterclaim; and (v) modifying, in part, the Circuit Court's previous September 9 Order as described above. The December 30 Orders declared that (i) BCBSMo had continued to exceed or abuse its statutorily permissible purposes and the authority conferred on it by law; and (ii) BCBSMo is subject to judicial dissolution proceedings, but that prior to ordering dissolution, the Circuit Court is required to consider whether there are alternatives to dissolution and whether dissolution is in the public interest or is the best way of protecting the interests of its members.

The Circuit Court also (i) certified the December 30 Orders and the September 9 Order, as modified, for immediate appeal; (ii) held in abeyance further proceedings on the Missouri Attorney General's counterclaim pending appeal; and (iii) stayed the legal effect of the order granting the Director and the DOI summary judgment pending the filing of an appeal bond (which BCBSMo promptly filed).

On January 9, 1997, BCBSMo filed a notice of appeal of the December 30 Orders. On January 21, 1997, the Director and the DOI filed a notice of appeal of the September 9 Order, as modified. Oral arguments were heard by the Missouri Court of Appeals on February 24, 1998. On August 4, 1998, the Missouri Court of Appeals entered its opinion affirming the judgments entered December 30, 1996.

On September 22, 1998, the application of BCBSMo in the Missouri Court of Appeals for rehearing and alternatively for transfer of the case to the Supreme Court of Missouri was denied. On October 7, 1998, BCBSMo requested that the Supreme Court of Missouri accept transfer of the case. If the Missouri Supreme Court denies the request, the August 4 appellate opinion will become final without modification and the case will be remanded to the Circuit Court for further proceedings to determine the remedy for the violation of BCBSMo's statutory purposes that the Circuit Court previously found to have occurred. The remedy phase of the proceeding would include consideration by the Circuit Court with the report of the special master of whether there are reasonable alternatives to dissolution of BCBSMo, whether BCBSMo should be dissolved, and whether BCBSMo should forfeit its Certificate of Authority as a health services corporation. The company and BCBSMo intend to file a motion with the Court requesting approval of the settlement agreements as a reasonable alternative to dissolution of BCBSMo.

Litigation relating to corporate status of BCBSMo

The litigation described below would be settled in the event that the transactions contemplated by the settlement agreements are consummated. As described above under "-Appointment of Special Master," the Circuit Court has appointed a special master for the purpose of collecting and analyzing information related to options and alternatives for the disposition of the remaining issues in the litigation involving the Reorganization and Public Offering as described above, including the proposed settlement, and there can be no assurance that the transactions contemplated by the settlement agreements will be consummated. The failure to consummate the transactions contemplated by the settlement agreements or to otherwise resolve the litigation described below in a manner satisfactory to the company could have a material adverse effect on the company and the market for its stock.

On November 3, 1997, BCBSMo filed an action in the Circuit Court against the Missouri Attorney General seeking declarations that (1) BCBSMo is a mutual benefit type of nonprofit corporation under Chapter 355 of the Missouri Revised Statutes; and (2) BCBSMo does not hold its assets in constructive, charitable, or other trust for the benefit of the public generally, but rather holds its assets for the benefit of its subscribers. The action was filed in response to continued public and private statements by the Missouri Attorney General, the DOI and others that BCBSMo was a public benefit type of nonprofit corporation which held its assets for the benefit of the public generally. The Missouri Attorney General has filed an answer and counterclaim seeking a declaration that BCBSMo is a public benefit type of nonprofit corporation.

On June 10, 1998, Anthony Sarkis and James Hacking (plaintiffs in the Sarkis litigation described above under "Subscriber class action litigation") moved to intervene in this action as plaintiffs. Sarkis and Hacking are or have been subscribers of BCBSMo. They sought to intervene, contending that the present parties to the action would not adequately represent their interests in the resolution of the question whether BCBSMo is a public benefit or a mutual benefit corporation. Thereafter, BCBSMo moved to file an amended petition adding Sarkis, Hacking and the Director of the DOI as parties to the action. For its relief, BCBSMo sought a declaration of its status as a public benefit or mutual benefit corporation. The Circuit Court granted BCBSMo's motion to file the amended petition on August 17, 1998.

On September 16, 1998, Sarkis and Hacking filed an application for change of judge under Missouri procedure. They contended that they were entitled as of right to disqualify the Hon. Thomas J. Brown, III from further proceedings in the action. The Attorney General resisted this application. On October 15, 1998, Judge Brown denied the motion to disqualify himself. He directed the parties to prepare a discovery schedule that would have this lawsuit prepared for trial by December 21, 1998.

On November 5, 1998, Sarkis and Hacking gave notice of their intent to file an original proceeding in the Missouri Court of Appeals prohibiting Judge Brown from proceeding further in the case.

If BCBSMo is declared to be a mutual benefit type of nonprofit corporation that does not hold its assets for the benefit of the public generally, BCBSMo would be required to exercise its ownership interest in the company consistent with the best interests of BCBSMo's subscribers, subject to any final rulings made in the litigation described elsewhere in this section "Litigation with the DOI and Attorney General." If BCBSMo is declared to be a public benefit type of nonprofit corporation or if it is declared that BCBSMo holds assets for the benefit of the public generally, BCBSMo would be required to exercise its ownership interest in the company consistent with the best interests of the public at large. In either event, BCBSMo could be dissolved, or required to dispose of some or all of the company's shares at times and in quantities that could be detrimental to the market for the company's stock. Also, either the DOI or the Missouri Attorney General could take actions against BCBSMo based upon such declarations (such as seeking the appointment of a receiver to safeguard assets which, like dissolution, could result in the termination of the company's licenses to use the Blue Cross and Blue Shield trade names and service marks and trigger a termination fee and a notice to members thereunder) which, if successful, could have a material adverse effect upon the company and the market for its stock. See "Contingencies - Status of Blue Cross and Blue Shield Trademark Licenses."

Litigation relating to the Market Conduct Study and Copayment
Calculations

The litigation described below would be settled in the event that the transactions contemplated by the settlement agreements are consummated. As described above under "-Appointment of Special Master," the Circuit Court has appointed a special master for the purpose of collecting and analyzing information related to options and alternatives for the disposition of the remaining issues in the litigation involving the Reorganization and Public Offering as described above, including the proposed settlement, and there can be no assurance that the transactions contemplated by the settlement agreements will be consummated. The failure to consummate the transactions contemplated by the settlement agreements or to otherwise resolve the litigation described below in a manner satisfactory to the company could have a material adverse effect on the company and the market for its stock.

In April 1996, the DOI issued a market conduct report to the company. The report findings cited the company and BCBSMo for not complying with certain insurance statutes and regulations, including those that relate to the Small Employer Health Insurance Availability Act, coordination of benefits and copayment calculations. The company responded to the report in May 1996. The company and the DOI have had discussions relating to the issues contained in the report from May 1996 to February 1998. On February 11, 1998, the DOI filed a Notice of Institution of Case requesting the Director to issue a cease and desist order, an order requiring the payment of a monetary penalty, an order to cease marketing and/or an order suspending or revoking the certificate of authority of the company and BCBSMo. The company has alleged in the action described above under " - Litigation relating to the Reorganization and Public Offering," that the market conduct study was not conducted for legitimate purposes of regulatory oversight but rather as a pretext to either revoke or refuse to renew BCBSMo's license to operate as a health services corporation and thus to improperly pressure and coerce BCBSMo into making the payment in the nature and amount described above. The DOI has stated that the company should refund excess premium payments to the small groups, pay additional refunds to members for copayment calculations made prior to January 1996, and take certain actions relating to coordination of benefits. The issue relating to the manner in which the company calculated copayment amounts prior to January 1996 was the subject of a class action suit, titled Kelly v. Blue Cross and Blue Shield of Missouri, and subsequent settlement. BCBSMo settled the case in 1995 and paid the majority of the total settlement amount of five million dollars. The company believes it has resolved this issue through the court-approved class action settlement and intends to vigorously defend this new action if required. The DOI has issued a stay of the market conduct proceeding pending approval of the settlement agreements described herein.

On February 9, 1998, the Missouri Attorney General filed suit against the company, BCBSMo, BlueCHOICE, Healthy Alliance Life Insurance Company (HALIC, a subsidiary of the company), and Preferred Health Plans of Missouri, Inc. (a subsidiary of the company) in the Circuit Court seeking injunctive relief, compensatory damages and civil penalties under Missouri's Merchandising Practices Act for the way in which the company disclosed and marketed copayment amounts prior to January 1996. The factual allegations in the Missouri Attorney General's suit are the same as the copayment issues in the DOI Market Conduct Study Action and the same issue that was the subject of a court-approved class action suit settlement in the Kelly v. Blue
Cross and Blue Shield of Missouri case. The company discontinued the copayment practices in January 1996. The company believes it has already paid the restitution damages requested in the settlement of the class action suit. BCBSMo and the company believe the claims are without merit and intend to vigorously defend the action if required. This action was dismissed by the Missouri Attorney General without prejudice pending the approval of the settlement agreements described herein.

Status of Blue Cross and Blue Shield trademark licenses

On October 30, 1998, the Blue Cross and Blue Shield Association (the BCBSA) notified BCBSMo and the company that the October 29 Order appointing a receiver/custodian pendente lite for the stock of the company owned by BCBSMo resulted in the automatic termination of the licenses granted to BCBSMo and its affiliates for the use of the Blue Cross and Blue Shield trademarks. The license agreements provide for automatic termination in the event that a trustee, interim trustee, receiver or other custodian for any of BCBSMo's or the BCBSA's property or business is appointed.

On November 2, 1998, the BCBSA filed a complaint against the company, its subsidiaries and BCBSMo in the United States District Court for the Northern District of Illinois alleging that the appointment of the receiver/custodian pendente lite caused the automatic termination of the licenses to use the service marks. The complaint alleged service mark infringement and breach of license agreements as a result of the company's continued use of the Blue Cross and Blue Shield service marks following the issuance of the October 29 Order.

The company believes that, because the October 29 Order was void from the beginning for the reasons stated in the Motion to Vacate Order and Memorandum in Support of Motion described above and as a result of the November 4 Order declaring the October 29 Order void ab initio, there was not an automatic termination of the license agreements. The BCBSA has continued to take the position that the licenses automatically terminated as a result of the October 29 Order and that BCBSMo should request that the licenses be reinstated effective as of October 29 in order to clarify the rights of BCBSMo to continue uninterrupted to use the licensed names and marks. Although BCBSMo has not agreed with the position of the BCBSA for the reasons described herein, to avoid the expense and delay of resolving this issue in litigation and to clarify the right of BCBSMo, the company and its licensed affiliates to continue uninterrupted to use the Blue Cross and Blue Shield names and marks, BCBSMo has requested reinstatement of the licenses effective as of October 29 without an admission that the licenses were terminated. Reinstatement of the licenses requires the approval of the BCBSA Board of Directors which is expected to vote upon the request at the BCBSA meeting expected to be held on November 19, 1998. Although the company expects that the BCBSA Board of Directors will approve the requested reinstatement, no assurances can be given in such regard. If approved, the reinstatement is expected to be effective as of October 29, 1998. The BCBSA has demanded, and BCBSMo intends to accept, provisions of an Addendum to the reinstated licenses which would, among other things, provide that the licenses will be reviewed by the BCBSA Board of Directors at its next regularly scheduled meeting on March 11, 1999. If on or before that date the BCBSA Board does not extend the license termination date to the next regularly scheduled BCBSA Board meeting or otherwise modify the Addendum, the licenses will automatically terminate on March 11, 1999. This "board to board" extension of the licenses is similar to the provisions of reinstated licenses granted to other BCBSA licensees following a license termination. There can be no assurance that the BCBSA Board of Directors would take the necessary action to extend the licenses on the "board to board" review.

The licenses (which include the primary licenses granted to BCBSMo and the controlled affiliate licenses to the company, HALIC and BlueCHOICE) give these companies the right to use the Blue Cross and Blue Shield names, trademarks and service marks in connection with health insurance products marketed and sold in BCBSMo's licensed operating area (consisting of 85 counties in eastern and central Missouri). The licenses require BCBSMo, the company and its controlled affiliates to pay license fees to BCBSA for the use of the trademarks.

In January of 1997, interim and temporary licenses were granted to BCBSMo and its affiliates after notification by the BCBSA that the prior licenses had automatically terminated in connection with the litigation relating to the Reorganization and Public Offering described above under "Litigation with DOI and Attorney General" (the Litigation). The interim and temporary licenses were later replaced by reinstated full licenses granted in March of 1998.

Each of the licenses provides that it automatically terminates if, among other things: (i) the DOI or another regulatory agency assumes control of the licensee or delinquency proceedings are instituted; (ii) a trustee, interim trustee, receiver or other custodian for any of BCBSMo's or the BCBSA's property or business is appointed, or (iii) an action is instituted by any governmental entity or officer against the licensee seeking dissolution or liquidation of its assets or seeking the appointment of a trustee, interim trustee, receiver or custodian for any of its property or business, which is consented to or acquiesced in by the licensee or is not dismissed within 130 days of the licensee being served with the pleading or document commencing the action, provided that if the action is stayed or its prosecution enjoined, the 130-day period is tolled for the duration of the stay or injunction, and provided further that the BCBSA's Board of Directors may toll or extend the 130-day period at any time prior to its expiration. Each trademark license also provides that it may be terminated by BCBSA if, among other things, the licensee fails to meet certain quality control standards or minimum capital or liquidity requirements. Pursuant to the proposed Addendum that would become part of the reinstated license agreements if approved at the November 19, 1998 BCBSA Board meeting, an automatic termination will also occur (i) if the BCBSA Board does not take action to extend the licenses on or before March 11, 1999, the date of the next regularly scheduled BCBSA Board meeting, and (ii) upon any judicial act which (a) provides that or approves a transaction pursuant to which a person, entity or group other than the licensees of BCBSA, acquires the ability to select the majority of the members of the Board of Directors of BCBSMo, the company or certain of its affiliates or otherwise gains control of BCBSMo, the company or such affiliates, or (b) changes the composition of, or the voting rights of the members of the Board of Directors of BCBSMo, the company or such affiliates. This provision does not apply to a settlement or resolution of the Litigation that complies with all BCBSA rules, regulations and standards and is approved by or conditioned on the approval of the BCBSA.

The affiliate licenses are derivative of the primary licenses and automatically terminate if the primary licenses terminate. According to their terms, if a license is terminated, BCBSMo, the company and its controlled affiliates are jointly liable to BCBSA for payment of a termination fee in an amount equal to $25 times the number of licensed enrollees of the terminated entity and its licensed controlled affiliates, and must give written notice of such termination to their enrollees. The termination fee is reduced in accordance with a formula set forth in the primary licenses if another plan is licensed by BCBSA in BCBSMo's exclusive service area. In connection with the proposed reinstatement described above, the BCBSA has waived the application of these provisions to the alleged automatic termination resulting from the entry of the October 29 Order.

In March 1998, BCBSMo and BCBSA agreed that the primary licenses were reinstated as if a suit seeking dissolution had been served on BCBSMo but the 130-day period for automatic termination described above was tolled. The tolling thereunder was to continue for as long as the stay entered in the Litigation remained in full force and effect. Under the proposed Addendum that would become part of the reinstated license agreements if approved at the November 19, 1998 BCBSA Board meeting, the automatic termination provision relating to the stay would no longer be controlling, rather, the licenses will be on a "board to board" basis, which means that on or before the next regularly scheduled meeting of the BCBSA Board (expected to be held on March 11, 1999), the Board must take action to extend the licenses or else they will automatically terminate on March 11, 1999. There can be no assurances that the BCBSA Board will take the action necessary to extend the licenses on or before the March 11, 1999 meeting as part of the "board to board" review.

The company believes that the exclusive right to use the Blue Cross and Blue Shield trademarks provides it and its controlled affiliates with a significant marketing advantage in BCBSMo's licensed operating area, the loss of which would have a material adverse effect on the company and the market for its stock. In addition, the loss of the licenses would be an event of default under the company's credit agreement which if not waived or otherwise addressed could result in a material adverse effect on the company and the market for its stock.
See "Credit Agreement Restrictions" herein.

In connection with the proposed settlement agreements described above under "Litigation with DOI and Attorney General - Status of Proposed Settlement Agreements," BCBSMo and the company have filed a request with the BCBSA to transfer its primary license to new RightCHOICE as part of the transactions contemplated by the settlement agreements. The BCBSA has conditionally approved the transfer as proposed. There can be no assurance that the transactions contemplated by the settlement agreements will receive the necessary court approval as an acceptable alternative to dissolution of BCBSMo, that all conditions and contingencies included in the settlement agreements will be satisfied, or that the transactions set forth in the settlement agreements will be effected. The failure to consummate the transactions contemplated by the settlement agreements could have a material adverse effect on the company and the market for its stock.

Other contingencies

In addition to the matters described above, from time to time, the company and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. The company, like health insurers and HMOs generally, excludes certain health care services from coverage under its PPO, HMO and other products. The company is, in its ordinary course of business, subject to the claims of its members arising out of decisions to restrict treatment or reimbursement for certain services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on the company.

In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims. However, the financial and operational impact that such evolving theories of recovery will have on the managed care industry generally, or the company in particular, is at present unknown.

3.  Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently released Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful. The new rules will be effective for the 1998 fiscal year. SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application of SFAS No. 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The company's management has not yet assessed what the impact of SFAS No. 133 will be on the company's future results of operations or financial position.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for Computer Software Developed For or Obtained For Internal-Use," which is effective for fiscal years beginning after December 15, 1998. The SOP requires preliminary stage project costs to be expensed as incurred. Once a project is in the application development stage, the SOP requires all external direct costs for materials and services and payroll and related fringe benefit costs to be capitalized, and subsequently amortized over the estimated useful life of the project. The company believes that the adoption of SOP 98-1 will not have a material impact on the company's financial position or results of operations.

4.  Provision for Income Taxes

The company's effective income tax rates presented in the Consolidated Statements of Income of 59.7 percent and 34.1 percent for the third quarter of 1998 and 1997, respectively, and 50.9 percent and 28.9 percent for the first three quarters of 1998 and 1997, respectively, were affected by non-deductible goodwill amortization. The effective income tax rate for the first three quarters of 1997 was also affected by gains from the liquidation of company-owned life insurance policies.

5.  Earnings Per Share

During March 1997, the Financial Accounting Standards Board
(FASB) released Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which changed the computation and disclosure of earnings per share. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 and earlier application was not permitted.

Basic earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the number of weighted average shares outstanding plus additional shares representing stock distributable under stock-based compensation plans using the treasury stock method. There were 46,138 and 0 dilutive potential common shares for the third quarter of 1998 and 1997, respectively, and 25,155 and 0 dilutive potential common shares for the first three quarters of 1998 and 1997, respectively, that were added to the weighted average number of shares outstanding in order to compute diluted earnings per share.

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

The components of other comprehensive income for the three and nine month periods ended September 30, 1998 and 1997 are as follows:

                                      Three months ended     Nine months ended
                                         September 30,         September 30,
                                      1998          1997      1998        1997
                                        (in thousands)        (in thousands)
Unrealized holding gains arising
during period, net of taxes          $ 2,417      $ 1,745   $ 2,942      $2,202
Less:  reclassification adjustment
       for gains included in net
       income, net of taxes          (1,210)        (340)   (1,664)    (10,695)
Net unrealized gains (losses) on
  securities                         $ 1,207      $ 1,405   $ 1,278    $(8,493)

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


The following table sets forth premium revenue by product group for the three and nine month periods ended September 30, 1998 and 1997 (unaudited):


                                   Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
Product Group                       1998        1997        1998         1997
                                     (in thousands)           (in thousands)
PPO:
  Alliance PPO                   $ 48,583     $ 48,038    $ 143,716    $150,102
  AllianceChoice POS               38,356       32,687      112,099      90,517
HMO (includes other POS)           49,604       46,515      153,750     133,277
Medicare supplement                23,568       24,064       71,816      73,522
Managed indemnity                   1,669        2,682        6,335       9,949
Other specialty services           10,432        9,740       31,855      28,347
Total premium revenue             172,212      163,726      519,571     485,714
ASO/Self-funded and other income   17,592       16,766       53,903      47,241
Total revenues                   $189,804     $180,492     $573,474    $532,955

The following table sets forth selected operating ratios. The medical loss ratio is shown as a percentage of health care services expense over premium revenue. All other ratios are shown as a percentage of premium revenue and fees and other income combined:


                                       Three Months Ended      Nine Months Ended
                                          September 30,          September  30,
                                       1998         1997     1998         1997
Operating revenues:
  Premium revenue                      90.7%        90.7%    90.6%        91.1%
  Fees and other income                 9.3%         9.3%     9.4%         8.9%
                                      100.0%       100.0%   100.0%       100.0%
Operating expenses:
 Medical loss ratio                    84.9%        86.5%    83.7%        84.4%
  Commission expense                    4.0%         4.2%     4.1%         4.1%
  General and administrative expense   20.3%        22.0%    20.8%        22.5%
  Adjusted general and administrative
     expense (excludes depreciation
     and amortization)                 17.7%        19.1%    18.3%        19.5%

Membership

The following table sets forth membership data and the percent change in membership:


                                           September 30,
Product Group                             1998      1997        %
Underwritten:
    PPO:
  Alliance PPO                          141,297    152,502   (7.3)%
  AllianceChoice POS                    128,712    130,773   (1.6)
    HMO:
  Commercial (includes other POS)       133,288    131,374    1.5
  BlueCHOICE Senior                       5,448      5,788   (5.9)
  BlueCHOICE Medicaid (MC+)                          4,964    N/A
    Medicare supplement                  58,752     63,469   (7.4)
    Managed indemnity                     3,499      7,515  (53.4)
                                        470,996    496,385   (5.1)
Self-funded:
    PPO                                  45,445     90,137  (49.6)
    HMO                                  12,235     13,471   (9.2)
    ASO (includes HealthLink):
   Workers' Compensation                432,786    340,222    27.2
   Other ASO*                         1,130,068    982,915    15.0

Total Membership                      2,091,530  1,923,130     8.8

   * does not include 453,797 and 497,701 as of September 30, 1998 and 1997, respectively, relating to additional third-party administrator members that are part of The EPOCH Group, L.C., a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995.

Comparison of 1998 Results to 1997 Results

Revenues

Premium revenue increased $8.5 million or 5.2 percent in the third quarter of 1998 in comparison to the third quarter of 1997. For the first three quarters of 1998, premium revenue increased $33.9 million, or 7.0 percent, in comparison to the first three quarters of 1997. As described below, components of premium revenue were affected by shifts in product mix, rate increases, and other factors; and as a result, such changes may not be indicative of future periods. The company will continue to strive to establish its commercial premium rates based on anticipated health care costs. Depending on the level of future competition, customer acceptance of the company's premium increases, future health care cost trends or other factors, there can be no assurance that the company will be able to price its products consistent with health care cost trends.

PPO revenues increased $6.2 million or 7.7 percent in the third quarter of 1998 as compared to the third quarter of 1997 - - $9.5 million due to a 12.3 percent increase in net premium rates partially offset by a $3.3 million decrease resulting from a 4.1 percent decrease in member months. For the first three quarters of 1998, PPO revenues increased $15.2 million or
6.3 percent as compared to the first three quarters of 1997 - - $26.7 million due to a 10.9 percent increase in net premium rates partially offset by an $11.5 million decrease resulting from a 4.1 percent decrease in member months. Net rates increased due in part to the company's targeted general rate increases averaging 7 percent to 18 percent during enrollment periods in the first three quarters of 1998. Net rate increases are at the lower end of the targeted range due in part to changes in deductibles, the timing of group renewals throughout the year, and product mix changes. Alliance PPO membership decreased by 11,205 members from September 30, 1997 to September 30, 1998 and AllianceChoice POS membership decreased by 2,061 over the same time period. Net membership decreases are due primarily to the company's aforementioned pricing strategy during 1998. The company also began offering PPO products in Illinois at the end of the first quarter of 1997. Included in the Alliance PPO member count are 6,100 PPO Illinois members as of September 30, 1998, an increase of 4,900 from September 30, 1997.

HMO premium revenue increased $3.1 million or 6.6 percent in the third quarter of 1998 as compared to the third quarter of 1997 - - $3.0 million due to a 7.2 percent increase in net premium rates and $0.1 million due to membership changes. For the first three quarters of 1998, HMO revenues increased $20.5 million or 15.4 percent as compared to the first three quarters of 1997 - - $9.2 million due to an 8.0 percent increase in member months and $11.3 million due to a 6.8 percent increase in net premium rates. Net premium rates increased in part due to the company's targeted general rate increases averaging 7 percent to 18 percent during enrollment periods in the first three quarters of 1998. Net rate increases are lower than the targeted renewal rates due to HMO competition in the company's HMO service areas, the status of one large group, Missouri Consolidated Health Care Plan (MCHCP), comprised of 32,800 members as of September 30, 1998 with which the company has limited ability to increase premium rates, shifts in chosen benefit levels, changes in the geographic mix of the HMO business, and product mix shifts. Membership increases were driven primarily by an enrollment increase of 8,400 members in MCHCP products from September 30, 1997 to September 30, 1998. The company's HMO membership in non-MCHCP products (and excluding the company's Medicaid product) decreased over the same time period by 6,800 members, or 6.0 percent, due primarily to the company's aforementioned pricing strategy during 1998. The company's future enrollment growth in its products and geographic regions is dependent on network attractiveness, continued cooperation with physician hospital organizations, future pricing strategy, and other factors. There can be no assurance that these objectives will be realized. Future enrollment growth in the company's products offered to MCHCP and revenues generated therefrom are also dependent on these and other factors.

Effective March 1, 1998, the company discontinued its Medicaid product in an 18-county central Missouri region. The decision to discontinue was made due to what the company believes were unacceptable terms proposed by the State of Missouri. As of December 31, 1997, the company had approximately 5,100 members enrolled in its Medicaid product.

Premium revenue from Medicare supplement decreased by $0.5 million in the third quarter of 1998 as compared to the third quarter of 1997. Net premium rates increased 6.1 percent partially offset by a 7.7 percent decrease in member months. For the first three quarters of 1998, premium revenue decreased by $1.7 million as compared to the first three quarters of 1997. Member months decreased by 8.4 percent partially offset by a 6.6 percent increase in net premium rates. Membership in the company's Medicare supplement products has decreased in part due to subscribers opting for Medicare-risk programs, similar to the company's BlueCHOICE Senior product, in which medical benefits are at least as comprehensive as Medicare benefits for persons eligible to receive Medicare (parts A and B) at no additional cost to the member.

Managed indemnity premium revenue decreased by $1.0 million in the third quarter of 1998 as compared to the third quarter of 1997 due to a 47.0 percent decline in member months. For the first three quarters of 1998, premium revenue decreased by $3.6 million due to a 41.1 percent decline in member months. Member month declines are consistent with the company's strategy to move toward more highly managed care products.

Revenue from other specialty services increased $0.7 million in the third quarter of 1998 as compared to the third quarter of 1997 primarily due to a 17.1 percent increase in net premium rates. For the first three quarters of 1998, revenues increased $3.5 million as compared to the first three quarters of 1997 due primarily to a 17.4 percent increase in net premium rates. The large rate increases relate to the company's drug products, including AllianceRx, and correspond to the high levels of prescription utilization and trends that the company, as well as the industry as a whole, have experienced in recent years.

Fees and other income from administrative services only/self-funded and network services increased by $0.8 million in the third quarter of 1998 as compared to the third quarter of 1997. For the first three quarters of 1998, fees and other income increased $6.7 million as compared to the first three quarters of 1997. These increases are primarily due to increased 1998 revenues from HealthLink, Inc. (HealthLink), the company's network rental and managed care service subsidiary, of $3.5 million and $11.0 million for the third quarter and first three quarters of 1998, respectively, as compared to the same periods in 1997. HealthLink's revenues increased due to a 21.3 percent increase in members from September 30, 1997 to September 30, 1998. This increase arose from strong sales during the period, along with the roll-out of new, open access products. Sales during this period included a 30,000 member group that enrolled in HealthLink's self-funded ASO plan, transferring from the company's other self-funded business. HealthLink's increases to fees and other income were partially offset by decreases to revenue caused by the loss of approximately 72,000 members in the company's other self-funded business due to the nonrenewal of three large groups. HealthLink also continues to expand its service area into contiguous states, such as Arkansas, Iowa, Illinois, Indiana and Kentucky.

Operating Expenses

The overall medical loss ratio decreased from 86.5 percent in the third quarter of 1997 to 84.9 percent in the third quarter of 1998. For the first three quarters of 1998, the medical loss ratio decreased to 83.7 percent from 84.4 percent for the first three quarters of 1997. The medical loss ratio is higher in the third quarter of each year as compared to the medical loss ratio for the first three quarters of each year due in part to seasonal trends resulting in an increase in claims expense in the third quarter of the year. The medical loss ratio experienced in 1998 is slightly lower compared to that in 1997 due to the company's pricing strategy, which the company expects will result in an increase in the premium per member per month of approximately 9 percent to 10 percent for the year. The medical loss ratio in 1998 is slightly higher than the company previously anticipated in the beginning of the year as a result of continued escalation of the medical cost trend, driven by increased cost and utilization of both outpatient services and drug therapies.

The company continues the efforts initiated in 1997 to modify its pharmacy benefits management program and recontract with physicians and ancillary service providers. The drug cost trend has increased to the low twenty percent range, driven by a combination of factors, including introduction of new drug therapies; physicians' use of newer, more expensive drugs; and physicians' decreased use of generic drugs in favor of specific drugs promoted by pharmaceutical companies. One of the company's medical cost control strategies for 1998 is the introduction of a new three-tiered benefit design that allows members to make choices, albeit with a higher member copayment. Through the end of the third quarter of 1998, the company achieved 20 percent penetration of its underwritten membership with respect to the three-tier pharmacy benefit program. In addition to continuing the conversion to this new drug benefit program, the company intends to continue to make other adjustments to copayments, quantity limits and exclusions as well as to increase physician education, utilization and prescribing pattern analysis. The company also intends to continue its hospital, physician and service recontracting strategy, using the more detailed data and analysis available through the company's information and operating strategy (IOS), which is comprised of projects being implemented to improve business processes and systems. There can be no assurance that the company's initiatives to control future increases in medical cost trends to improve the medical loss ratio will be effective.

Commission expense increased by $0.1 million or 1.5 percent in the third quarter of 1998 as compared to the third quarter of 1997. For the first three quarters of 1998, commission expense increased by $1.8 million or 8.4 percent as compared to the first three quarters of 1997. The commission expense ratio decreased from 4.2 percent for the third quarter of 1997 to 4.0 percent for the third quarter of 1998. For the first three quarters of 1998 and 1997, the commission expense ratio remained relatively flat at 4.1 percent.

General and administrative expenses (excluding depreciation and amortization) decreased by $0.9 million, or 2.6 percent, in the third quarter of 1998 as compared to the third quarter of 1997. For the first three quarters of 1998, these expenses increased by $1.0 million, or 0.9 percent, as compared to the first three quarters of 1997. The company managed to keep general and administrative expenses consistent despite the fact that HealthLink's expenses increased by $1.8 million and $4.8 million in the third quarter and first three quarters of 1998, respectively, as compared to the same periods of 1997. HealthLink's increased expenses are directly attributable to HealthLink's geographic and member expansion efforts. The company's general and administrative expense ratio (excluding depreciation and amortization) decreased to 17.7 percent and
18.3 percent for the third quarter and first three quarters of 1998, respectively, as compared to 19.1 percent and 19.5 percent for the same periods in 1997.

Depreciation and amortization expenses decreased by $0.4 million in the third quarter of 1998 as compared to the third quarter of 1997. For the first three quarters of 1998, depreciation and amortization expenses of $14.1 million represented a decrease of $1.5 million as compared to the first three quarters of 1997. These reductions in depreciation and amortization expenses primarily relate to intangible assets that became fully amortized during 1997. Amortization expenses for completed components of the company's IOS project increased by $0.5 million and $1.7 million in the third quarter and first three quarters of 1998, respectively, as compared to the same periods in 1997. See "Recent Developments - Information and operations strategy" for more information related to this project.

There were no nonrecurring charges in the third quarter and first three quarters of 1998. Non-recurring relocation charges of $0.1 million and $3.0 million were recorded in the third quarter and first three quarters of 1997, respectively. These charges were related to the relocation of the company's St. Louis-based claims, customer service, billing, and provider services functions to its Springfield, Missouri facility and a new facility in Cape Girardeau, Missouri. In addition, in the third quarter of 1997, the company recorded a $29.5 million loss reserve for its contract with MCHCP.

Operating Loss

Operating loss decreased by $35.5 million in the third quarter of 1998 in comparison to the third quarter of 1997. For the first three quarters of 1998, the operating loss decreased by $46.8 million as compared to the first three quarters of 1997. Excluding the non-recurring relocation charges and the charge for the MCHCP loss reserve, the operating loss decreased by $5.9 million and $14.3 million in the third quarter and first three quarters of 1998, respectively, as compared to the comparable periods of 1997. The improved operating results were due in part to the increase in revenues from HealthLink, the increase in the company's overall premium rates, and the slight decrease in overall general and administrative expenses inclusive of depreciation and amortization.

Net Investment Income

The third quarter 1998 net investment income of $5.1 million represents a $0.3 million increase over the third quarter of 1997, inclusive of a $1.4 million increase in net realized gains. For the first three quarters of 1998, net investment income decreased by $15.2 million as compared to the first three quarters of 1997 inclusive of a reduction in net realized gains of $14.0 million in 1998 as compared to 1997. Realized gains in the first three quarters of 1997 include a $5.7 million gain on the sale of company-owned life insurance policies as well as additional 1997 net realized gains from the liquidation of equity securities due to the company's intent to increase its holdings of fixed income securities and the company's decision to repay $15.0 million of its debt in the first quarter of 1997.

Provision for Income Taxes

The company's effective income tax rates were 59.7 percent and
34.1 percent for the third quarter of 1998 and 1997, respectively. For the first three quarters of 1998 and 1997, the effective tax rates were 50.9 percent and 28.9 percent, respectively. The company's effective income tax rates for 1998 and 1997 were affected by non-deductible goodwill amortization. The rate for the first three quarters of 1997 was also affected by gains recognized from the liquidation of company-owned life insurance policies.

Net Income

The company's net income of $0.5 million, or $0.03 per share, for the third quarter of 1998 represents an increase of $23.3 million compared to the third quarter 1997 net loss of $22.8 million, or $1.22 per share. For the first three quarters of 1998, the company's net income of $2.7 million, or $0.14 per share, represented a $21.6 million increase as compared to a net loss of $18.9 million, or $1.01 per share, for the first three quarters of 1997. Excluding the non-recurring relocation charges and the charge for the MCHCP loss reserve, the company's net income increased by $4.0 million and $0.5 million in the third quarter and first three quarters of 1998, respectively, as compared to the same periods of 1997.

Liquidity and Capital Resources

The company's working capital as of September 30, 1998 was $62.0 million, a decrease of $7.7 million from December 31, 1997. The decrease is partially attributable to $6.8 million of additional debt from the company's reducing revolving credit facility that became a current payable during the first three quarters of 1998. In the third quarter of 1998, the company also repaid $2.7 million of the debt pursuant to the credit facility's requirements. In addition, the company capitalized $10.6 million of costs for property and equipment purchases, $6.7 million of which relates to capitalized IOS development costs. The company's HealthLink subsidiary sold its former headquarters building for $1.9 million in the third quarter of 1998 as HealthLink completed its relocation to a leased facility.

Net cash used in operations totaled $1.5 million for the nine months ended September 30, 1998. The company's net income was $2.7 million which included (on a before tax basis) $2.6 million of realized gains from the sale of investments and $14.1 million of depreciation and amortization expenses. In addition, other assets, medical claims payable, receivables from members, and net intercompany receivables were affected by the timing of operating cash payments and receipts, intercompany tax settlements, as well as changes in membership and utilization and claims payment trends.

In the third quarter of 1997, the company took a pre-tax charge of $29.5 million associated with the MCHCP contract, which was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. The health care services caption of the Consolidated Statements of Income includes the credit for the amortization of this loss reserve provision during the first three quarters of 1998 and the third quarter of 1997. The company is currently reviewing the adequacy of this reserve and there can be no assurance that the amount of the reserve taken in the third quarter of 1997 will be sufficient to cover all losses that may be associated with the MCHCP contract, which losses could have a material adverse effect on the company and the market for the company's stock.

Recent Developments

Strategic realignment

The company recently announced a strategic realignment of business operations to control overall general and administrative expenses for 1999. By reducing personnel and other administrative expenses, the company's goal is to offset anticipated 1999 investments in new products, further expansion of the HealthLink network in regions outside of Missouri and other items. The realignment plan calls for the reduction of approximately 135 positions, or 7.5 percent of the company's workforce, by the middle of 1999. These positions will be eliminated through strategic reductions and attrition and will be offset to a small degree by positions added in other growing business areas. The company's goal also is to control general and administrative costs by decreasing the use of outside consultants, changing employee health care benefits, and reducing software costs, travel, entertainment, and other expenses. As a result of the company's strategic realignment, the company anticipates recording a charge of approximately $0.9 million in the fourth quarter of 1998. There can be no assurance that the goals of the company's strategic realignment will be achieved.

Information and operations strategy

In 1995, the company implemented a comprehensive information and operations strategy (IOS) to assist the company in implementing its managed care strategy of delivering the lowest cost medical care consistent with quality outcomes. The company believes that controlling medical costs in the future will be highly dependent on readily accessing both member and provider medical information at a detail level that provides real-time analytical support. The company receives capital expenditure authorizations from the Board of Directors to expend funds for the project subject to periodic review by an ad-hoc committee of the board. In the first nine months of 1998, the company incurred capitalized expenditures of $6.7 million on this project. Cumulatively, since 1995, the company has incurred capitalized expenditures of $45.7 million. The company anticipates that it will expend approximately $9 million for capitalized costs associated with the IOS project in 1998 and an additional $8 million for capitalized costs in subsequent years to complete the project. While management believes that the IOS project will initially be dilutive to earnings per share, it is believed that opportunities exist for significant medical and administrative savings, which are expected to provide a payback and contribute to earnings per share over the long term.

Year 2000 issue

The company has a program to evaluate its major systems and equipment to minimize the possibility of a material disruption to its business due to year 2000 problems (e.g. the difficulties of certain computers, computer programs and other equipment to distinguish between the year 1900 and the year
2000). The program was initiated in 1996 and includes an inventory of software, hardware and related infrastructure components; assessments and decisions to retire, replace or remediate these elements as well as to establish how critical they are to continued operations; a strategy to conduct integrated testing of critical applications and technology infrastructure; and development of contingency plans.

The inventory and assessment phases of the year 2000 project are substantially complete and include information technology such as application software on various platforms (mainframe, midrange and personal computer), system software and data/voice communication networks; as well as facility equipment such as elevators, security and building control systems. Although the company is increasing its use of client server applications, the majority of its application and system software uses a mainframe platform with COBOL programming. The company believes that at September 30, 1998, approximately 70 percent of these COBOL programs were year 2000 ready. The remaining COBOL programs are expected to be year 2000 ready by March 31, 1999. The balance of the company's other system modifications is expected to be completed by September 30, 1999, with the majority of these modifications currently underway. The company's plan for completion of this project is partially dependent upon the work of third parties. The company has limited internal exposure to equipment with embedded technology and expects any affected equipment to be ready before January 1, 2000.

Integrated testing of purchased or internally developed applications, hardware, operating systems and other support software is expected to begin in the fourth quarter of 1998. This integrated testing (including the leap year test) will include advancing the hardware dates forward to several key
dates in the year 2000.    Testing will continue through the
end of 1999 for existing systems, new releases, and enhancements to provide for continued readiness and to prevent reappearance of year 2000 problems.

The total cost associated with the modifications required to become year 2000 ready is estimated to be approximately $10 million to $12 million. The company is expensing all costs associated with these changes as they are incurred. From 1996 through September 30, 1998, the company has cumulatively expensed $6.2 million on this project with $3.5 million expensed in the first nine months of 1998. These costs are being funded internally through operating cash flows or investment sales and represent less than 10 percent of the company's information technology budget, either within a single year or over the life of the year 2000 program. Although the company continually evaluates and prioritizes its information technology projects, the company has not deferred any significant, identifiable projects due to the year 2000 program.

In addition to internal year 2000 implementation activities, some of the company's computer systems and business operations are provided by outside suppliers. As part of the program, the company is asking for the readiness status of its vendors, providers and suppliers. There can be no assurance that there will not be an adverse effect on the company if critical vendors and providers, such as major healthcare providers, third parties performing delegated services or utility companies do not convert their systems in a timely manner and in a way that is compatible with the company's systems.

The company's operations would be significantly impacted by incomplete or untimely resolution of year 2000 issues, whether
caused by internal or external action.   The company uses
automated systems to process claims, prepare invoices, collect and remit payments, maintain membership data, perform utilization management and many other processes. In the worst case, the company's inability to perform these basic operating activities in an accurate and timely manner would have a material adverse effect on the company's revenues, liquidity and results of operations, although the company is unable to estimate the total financial impact.

The company is currently preparing its contingency plan in the event that full year 2000 readiness for critical business functions is not achieved. The company expects to have the plan substantially defined on or before the end of the second quarter of 1999. There can be no assurance that the company or any third party upon which the company depends will be able to achieve year 2000 readiness or will have sufficient contingency plans, which could have a material adverse effect on the company and the market for the company's stock.

The projected cost of the year 2000 program and the expected completion dates are based on management's best estimates and may be updated as additional information becomes available. These estimates were derived using numerous assumptions of future events, including the availability of certain resources and other factors. There can be no guarantee these estimates will be achieved, and actual results could differ materially from expected results.

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

The company's performance targets for the 1998 year include: overall premium revenue growth per member per month in the 9 percent to 10 percent range, reflecting price increases up to the high teens to low twenties (in percentages) for some categories of members, consistent with market trends; maintaining the medical loss ratio in the mid eighties (in percentages), with an anticipated net medical cost increase per member per month of approximately 7 percent to 9 percent, inclusive of pharmacy benefits, medical services, and the cost of government-mandated benefits; continued flat levels of core overhead expenses, with amortization expense for IOS, investments in programming to accommodate the year 2000, and other initiatives contributing to a general and administrative expense ratio in the low twenties (in percentages).

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

Factors that May Affect Future Results of Operations, Financial
Condition or Business

The statements included in this Report regarding future financial performance and results and the other statements herein that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of earnings, revenues, income or loss, capital expenditures, plans for future operations and financing needs, matters relating to the proposed settlement agreements, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that could cause actual results to differ materially (the Cautionary Statements) include, but are not limited to, those set forth below. Should one or more of the risks or uncertainties set forth below materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Undue reliance should not be placed on the Cautionary Statements, which speak only as of the date of this Report. The company undertakes no obligation to release publicly any revisions to the forward-looking statements after the date of this Report to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

OPM audit

Reference is made to the information included under the caption in Note 2 entitled "Contingencies - OPM audit" of Part I, Financial Information which information is incorporated by reference in its entirety in this section. At this time, management is unable to determine the final dollar amount that may be required to resolve the audit findings. There can be no assurance that the resolution of these findings will not have a material adverse effect on the company and the market for its stock. The OPM audit relates to the company's subsidiary, HMO Missouri, Inc. (BlueCHOICE) and, as described below, any additional funding to BlueCHOICE as a result of audit findings associated with the OPM audit, or otherwise, may require approval under the company's credit agreement and there can be no assurance that such approvals could be obtained. See "Credit Agreement Restrictions" below.

Agreement for settlement of certain litigation matters and reorganization of the company

On September 20, 1998, the company and certain of its affiliates entered into various settlement agreements with certain state agencies, including the Missouri Attorney General and the DOI which, if consummated, would resolve the outstanding litigation and regulatory disputes between the company and its affiliates and the State of Missouri and create an independent health care foundation. The settlement agreements are described further in Note 2, "Contingencies - Litigation with DOI and Attorney General - Status of Proposed Settlement Agreements" of Part I, Financial Information, and such description is incorporated by reference in its entirety in this section. As described further in Note 2, "Contingencies - Litigation with DOI and Attorney General - Appointment of Special Master," which description is incorporated by reference in its entirety in this section, the Circuit Court has appointed a special master for the purpose of, among other things, collecting and analyzing information related to the proposed settlement. There can be no assurance that the transactions contemplated by the settlement agreements will receive the necessary court approval as an acceptable alternative to dissolution of BCBSMo, that all conditions and contingencies included in the settlement agreements will be satisfied, or that the transactions set forth in the settlement agreements will be effected. The failure to consummate the transactions contemplated by the settlement agreements could have a material adverse effect on the company and the market for its stock.

Litigation with DOI and Attorney General

Reference is made to the litigation and the information included under the caption in Note 2 entitled "Contingencies - Litigation with DOI and Attorney General - Litigation relating to the Reorganization and Public Offering" of Part I, Financial Information which information is incorporated by reference in its entirety in this section.

Reference also is made to the litigation and the information included under the caption in Note 2, entitled "Contingencies - Litigation with DOI and Attorney General - Litigation relating to the Market Conduct Study and Copayment Calculations" of Part I, Financial Information which information is incorporated by reference in its entirety in this section.

The transactions contemplated by the proposed settlement agreements described elsewhere herein include the resolution and dismissal of all of the litigation with the DOI and the Missouri Attorney General identified above. If BCBSMo, the company, the DOI, and the Missouri Attorney General do not resolve these matters as provided in the settlement agreements, or if, in the alternative, BCBSMo or the company does not prevail in all of these matters, it is possible that BCBSMo could be dissolved, the license of BCBSMo and the company to use the Blue Cross and Blue Shield trade names and marks could be terminated, an event of default could occur under the company's credit agreement, BCBSMo could be required to dispose of some or all of the company's shares at times and in quantities that could be detrimental to the market for the company's stock, and other actions could be taken by BCBSMo, the Missouri Attorney General, the DOI, the BCBSA or others all of which could have a material adverse impact on the company or the market for its stock.

Status of Blue Cross and Blue Shield Trademark Licenses

Reference is made to the information included under the caption in Note 2 entitled "Contingencies - Status of Blue Cross and Blue Shield trademark licenses" of Part I, Financial Information which information is incorporated by reference in its entirety in this section. If BCBSMo's and the company's litigation with the DOI and the Missouri Attorney General is not resolved in a manner that is in the best interests of the BCBSA, the marks and the other Blue plans, then the company's licenses to use such names and marks may be terminated. The loss of such licenses and the obligation of the company to pay a $25 per enrollee termination fee and provide notice of termination to enrollees as well as an event of default under the company's credit agreement would have a material adverse effect on the company and the market for the company's stock.

Credit Agreement Restrictions

The company's revolving credit agreement with its existing lenders contains certain restrictions on the company and its subsidiaries, including requirements as to the maintenance of net worth and certain financial ratios, restrictions on payment of cash dividends or purchases of stock, restrictions on acquisitions, dispositions and mergers, restrictions on additional indebtedness and liens, limitations on indebtedness of the company's subsidiaries, maintenance of the licenses to use Blue Cross and Blue Shield names and marks and certain other matters. There can be no assurance that the company will be able to achieve and maintain compliance with the prescribed financial ratio tests or other requirements of the revolving credit agreement. As described under the caption in Note 2 entitled "Contingencies - Status of Blue Cross and Blue Shield Trademark Licenses" of Part I, Financial Information, the loss of the licenses would result in an event of default under the credit agreement.

As described further herein, the company believes that, because the October 29 Order described above was void and was declared void ab initio by the November 4 Order, there was not an automatic termination of the licenses, and therefore no resultant event of default under the credit agreement. As described above under the heading "Status of Blue Cross and Blue Shield trademark licenses," the BCBSA has continued to take the position that the licenses automatically terminated and that BCBSMo should request that the licenses be reinstated. To clarify the rights of BCBSMo and its affiliates to use the names and marks, BCBSMo has requested reinstatement of the licenses effective as of October 29 without an admission that the licenses were terminated. Reinstatement of the licenses requires the approval of the BCBSA Board of Directors which is expected to vote upon the request at the BCBSA meeting expected to be held on November 19, 1998. There can be no assurances that the licenses will be reinstated. If the licenses are not reinstated, the lenders under the credit agreement could take the position of the BCBSA and allege that there was an automatic termination of the licenses which is an event of default under the credit agreement. Such an event if not waived or otherwise addressed could have a material adverse affect on the company and the market for its stock.

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

MCHCP issues

The Missouri Consolidated Health Care Plan (MCHCP), which is a Missouri public agency that purchases health care coverage for employees of the State of Missouri and of selected public entities that have been admitted into the MCHCP, is currently the largest customer group served by HMO Missouri, Inc. (BlueCHOICE), a subsidiary of the company. In 1995, the company, after bidding on certain Requests for Proposal from MCHCP, was awarded a contract to furnish various managed care products to employees of the State of Missouri and to public entities. The contract was for an initial one-year term with four one-year renewal terms. In a lawsuit that the company filed against MCHCP on August 28, 1997, the company contended, among other things, that under the language of the applicable contract, MCHCP had express and implied duties to negotiate the amount of any rate increase that might become effective for each succeeding one-year renewal term. It was the company's position that if no agreements to the negotiated rates could be reached, MCHCP's sole remedy was to request bids from other insurers. The Circuit Court of Cole County, Missouri, on March 19, 1998, ruled in favor of MCHCP with respect to such claim and certain other claims. The company determined not to appeal the decisions of March 19, and on June 10, 1998, the company and MCHCP agreed to mutually dismiss the lawsuits. The company will, therefore, be held contractually bound to serve the MCHCP members if the contract is extended at the option of the MCHCP through the year 2000 at the rate contracted for in 1995, with annual rate increases, if any, which are far less than necessary to permit the company to recover its costs in serving those members. In the third quarter of 1997, the company took a pre-tax charge of $29.5 million, which was based upon actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. Management of the company is currently reviewing the adequacy of this reserve.
If the actual number of the company's members through MCHCP grows at a rate in excess of the rate used in the company's actuarial estimates (whether due to the increase generally in MCHCP members, decrease in the number of MCHCP contractors or otherwise), or if the projected limited rate increases and medical cost trends should differ materially from those assumed in the company's actuarial estimates, then the amount of the reserve recorded to date could be insufficient to cover all future losses that may be associated with the MCHCP contract, and such losses could have a material adverse effect on the company and the market for the company's stock. In addition, the company's revolving credit agreement (described above) provides that the company's subsidiaries, including BlueCHOICE, may not issue any form of debt to the company in an aggregate principal amount in excess of $40 million. As the aggregate principal amount of surplus notes issued by such subsidiaries to the company currently approximates $40 million, any additional funding required by any subsidiaries of the company, including BlueCHOICE, as a result of additional losses or reserves associated with the MCHCP contract, or otherwise, would require approval of the lenders under the credit agreement. No assurances can be given that such approval would
be granted.   See "Credit Agreement Restrictions."

Government Regulations and Health Care Reform

The company operates its managed health care business principally through wholly owned subsidiaries whose business is subject to extensive federal, state and local laws and regulations. There can be no assurance that the company will be able to obtain or maintain required governmental approvals or licenses or that any current or proposed federal and state legislation or other regulatory reform such as President Clinton's Patient's Bill of Rights, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), Missouri House Bill 335 (HB335), and mandatory benefits (e.g. mandatory maternity benefits), which have all increased the regulatory requirements imposed on the company and its subsidiaries, will not have a material adverse effect on the company's business or results of operations in the future.

Competition and Consolidation

The health care industry is highly competitive. The company has numerous competitors in its PPO, POS and HMO operations, many of which have substantially greater financial and other resources than the company. Because the company's existing business operations (excluding its HealthLink subsidiary) are primarily confined to markets within or contiguous to the state of Missouri, the company currently is unable to subsidize losses in these markets with profits from other markets. The company believes that certain larger, national competitors are able to subsidize losses in the Missouri market with profits from other markets in which they operate and may pursue such a strategy in the company's markets in an effort to increase their market share. Health care providers are consolidating into larger health care delivery enterprises and their increased bargaining power may lead to a reduction in the gross margins of the company's products and services. The company also faces competition in its markets from a trend among some health care providers to combine and form their own networks in order to contract directly with employer groups and other prospective customers for the delivery of health care services.

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

Potential Nonrenewal of Subscriber and Provider Agreements

The company's profitability is dependent upon its ability to obtain and maintain contracts with employee groups and individual consumers that generally are renewable annually. The company's profitability is also dependent, in large part, on its ability to contract on favorable terms with hospitals, physicians and other health care providers. There can be no assurance that the subscribers or providers will renew their contracts or enter into new contracts with the company or, in the case of provider contracts, will not seek terms that are less profitable to the company in connection with any such renewal.

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

Year 2000 Issue

Reference is made to the information set forth above under the caption " - Recent Developments - Year 2000 issue," which information is incorporated by reference in its entirety in this section. There can be no assurance that the company or any third party upon which the company depends will be able to achieve year 2000 readiness or will have sufficient contingency plans, which could have a material adverse effect on the company and the market for the company's stock.

Additional Factors

Additional risk and uncertainties that may affect future results of operations, financial condition or business of the company include, but are not limited to: demand for and market acceptance of the company's products and services; the effect of economic and industry conditions on prices for the company's products and services and its cost structure; the ability to develop and deliver new products and services and adapt existing products and services to meet customer needs and expectations; the ability to keep pace with technological change including developing and implementing technological advances timely and cost effectively in order to lower its cost structure, to provide better service and remain competitive; adverse publicity, news coverage by the media, or negative reports by brokerage firms, industry and financial analysts regarding the company, its parent or BCBSA or their products or services that may have the effect of reducing the reputation, goodwill or customer demand for, or confidence in, the company's products or services; the ability to attract and retain capital for growth and operations on competitive terms; and changes in accounting policies and practices.

ITEM  3.      Quantitative  and Qualitative  Disclosures  About
              Market Risk

     Not applicable to the company until December 31, 1998.

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

     Note 2, "Contingencies," of Part I, Financial Information, contains a description of various pending and threatened claims involving the company and its affiliates, including a description of the subscriber class action lawsuit filed on March 15, 1996, litigation with the Missouri Department of Insurance (DOI), the Director of the DOI, and the Missouri Attorney General, and other legal proceedings, which descriptions are incorporated by reference herein. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations
     - Factors that May Affect Future Results of Operations, Financial Condition or Business."

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

10        Order of Reference dated November 6, 1998.

27        Financial Data Schedule (Electronic Filing Only).

      b)     Reports on Form 8-K:

The company filed a report with the SEC on Form 8-K on July 22, 1998 relating to an extension to reach a definitive agreement to resolve litigation with the Missouri Department of Insurance and the Missouri Attorney General through the establishment of a charitable health care foundation.

The company filed a report with the SEC on Form 8-K on September 23, 1998 relating to various Settlement Agreements with certain state agencies, including the Missouri Department of Insurance and the Missouri Attorney General.

The company filed a report with the SEC on Form 8-K on November 2, 1998 relating to an Order issued by Judge Thomas J. Brown, III of the Circuit Court of Cole County, Missouri in the case styled Blue Cross and Blue Shield of Missouri, a Nonprofit Corporation v. Jay Angoff, Director, Missouri Department of Insurance, and Jeremiah W. (Jay) Nixon, Attorney General of State of Missouri, Cause No. CV196-0619CC, on October 29, 1998 (the October 29 Order).

The company filed a report with the SEC on Form 8-K on November
6, 1998 relating to an Order issued by Judge Thomas J. Brown,
III on November 4, 1998 that set aside the October 29 Order and declared it to be void ab initio.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               RIGHTCHOICE MANAGED CARE, INC.
                               Registrant


Date:  November 13, 1998             By:  [S] JOHN A. O'ROURKE
                                          John A. O'Rourke
                                          President and Chief Executive Officer


Date:  November 13, 1998             By:  [S] SANDRA VAN TREASE
                                          Sandra Van Trease
                                          Chief Financial Officer,
                                          Executive Vice President and
                                          Chief Operating Officer