Form 10-K
period 1998-12-31
RIGHTCHOICE MANAGED CARE INC
filed 1999-03-25
CIK 921766

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


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

Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of Class A Common Stock (voting) held by non-affiliates of the Registrant as of March 8, 1999, was approximately $21,949,981* (based on last reported sale price of $11.44 per share on March 8, 1999, on the New York Stock Exchange).

As of March 8, 1999, 3,710,426 shares of the Registrant's Class A
Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on May 11, 1999.
Certain information therein is incorporated by reference into Part
III hereof.

























*Only shares of Class A Common Stock held beneficially by directors and executive officers of the Registrant and persons or entities filing Schedules 13G and received by the Registrant have been excluded in determining this number. All shares of Class B Common Stock have been excluded.

                               PART I


                          ITEM 1.  BUSINESS


GENERAL DESCRIPTION OF BUSINESS

RightCHOICE Managed Care, Inc., (RightCHOICE, RIT or the company) is the largest provider of managed health care benefits in Missouri, in terms of members. As of December 31, 1998, RightCHOICE served approximately 2.1 million members, a large proportion of whom reside in metropolitan St. Louis, Missouri. The company offers a comprehensive array of managed health care products and services that the company segregates into two distinct segments. Note 14 entitled "Segment information" of Part II, Item 8, Financial Statements and Supplementary Data, contains financial information relating to the company's segments. The company's underwritten segment includes preferred provider organization (PPO), point-of-service (POS), health maintenance organization (HMO), Medicare supplement, and specialty managed care, as well as managed indemnity benefit plans. The company's self-funded segment includes third-party administrator (TPA), administrative services only (ASO), and network rental services for self-insured organizations. The types of benefits provided by the products and services are comprised of hospital care, ambulatory and outpatient care, physician services, pharmacy, dental care, eye care, mental health care and health education. The company receives premium revenue in exchange for the assumption of both medical and administrative risks for its PPO, POS, HMO, Medicare supplement, specialty managed care and managed indemnity benefit plans. With respect to the TPA, ASO, and network rental services, the company generally assumes no responsibility for medical costs and receives compensation for the provision of administrative services. For the year ended December 31, 1998, approximately 63 percent of the company's revenues were from sales to insured employer groups (typically those with fewer than 100 employees); approximately 30 percent of the company's revenues were from underwritten sales to individuals; and approximately 7 percent of the company's revenues were from fees paid by self-funded employer groups (typically those with more than 100 employees).

The company was organized to own and operate all of the managed health care business of Blue Cross and Blue Shield of Missouri (BCBSMo). BCBSMo is the sole holder of the company's Class B Common Stock.
The holders of Class A Common Stock have one vote per share, and the holders of Class B Common Stock have 10 votes per share. BCBSMo and the holders of the Class A Common Stock have control over approximately 97.6 percent and 2.4 percent, respectively, of the combined voting power of both classes of common stock. The company is a licensee of the Blue Cross and Blue Shield Association (BCBSA), the national trade association of Blue Cross and Blue Shield licensees, each of which holds exclusive right to use the Blue Cross and/or Blue Shield names, trademarks and service marks in specific geographic areas. Each licensee, including the company and BCBSMo, is an independent legal organization and is not responsible for the obligations of other BCBSA licensees. Pursuant to licenses from BCBSA, the company has the exclusive right to do business under the name Alliance Blue Cross Blue Shield and to use the Blue Cross and/or Blue Shield names, trademarks and service marks for all of the managed health care products and services it offers in 85 of the 115 counties in Missouri making up its service area. This service area has a population of approximately 3.9 million and includes four of the five largest cities in Missouri and excludes Kansas City. The company cannot, however, use those trademarks or service marks outside its licensed service area and therefore currently does business in unlicensed areas under the names Healthy Alliance Life Insurance Company (HALIC) and RightCHOICE Insurance Company (RIC).
The company believes that the widespread and positive recognition of the Blue Cross and Blue Shield names, trademarks and service marks will continue to provide a significant marketing advantage in its service area, particularly as health care reform and competitive pressures narrow price differences among health care benefit plans. Additionally, the company believes that the importance of the trademarks and service marks may lead to cooperative affiliations of Blue Cross and Blue Shield licensees and may alleviate the need for unbranded products. If BCBSMo were to lose its right to use the names and trademarks, the company might also be at risk to lose the use of these names and trademarks. Note 13 entitled "Contingencies
- Status of Blue Cross and Blue Shield trademark licenses" of Part
II, Item 8, Financial Statements and Supplementary Data, contains information describing litigation uncertainties with respect to the company's continued use of these names, trademarks, and service marks.

RightCHOICE Managed Care, Inc. is a Missouri corporation, incorporated in April 1994, doing business under the name Alliance Blue Cross
Blue Shield. Unless the context otherwise requires, the terms "RightCHOICE," "RIT" and "the company" refer to RightCHOICE Managed Care, Inc. and its subsidiaries. The company's corporate offices are located at 1831 Chestnut Street, St. Louis, Missouri, 63103-
2275; telephone number (314) 923-4444.

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

The chart included in the company's hardcopy 10-K displays the range of the company's managed care products relative to the product's flexibility and health care costs. Generally, products that are more flexible in terms of access to providers are also more expensive in terms of health care costs. This chart can be depicted by the following table in which products are listed in order of flexibility (more to less) and health care costs (higher to lower).

Product                               Type of Network

Traditional Managed Indemnity         Open Network
Alliance Programs                     Broad Network PPO
AllianceChoice                        Non-Gatekeeper POS
BlueCHOICE POS Plus                   Gatekeeper POS
BlueCHOICE                            Gatekeeper HMO

UNDERWRITTEN PRODUCTS

PPO PRODUCT GROUP

ALLIANCE PPO

The company's Alliance PPO is one of the largest PPOs in Missouri in terms of members and offers services to approximately 171,600 members (including approximately 41,500 members on a self-funded basis). The company believes that the Alliance PPO network also has the most extensive geographic coverage in Missouri, servicing 85 of the 115 counties in the state. In the St. Louis metropolitan area, the Alliance PPO network includes approximately 97 percent of all hospital beds.

The company's Alliance products incorporate many of the managed care characteristics of the company's POS and HMO products, including physician incentives, per diem hospital rates, large case management, pre-admission certification, concurrent review of hospital admissions and retrospective claims review. Alliance benefit plans also include mental health and chemical dependency programs, optional well-child care, and vision services. This broad range of Alliance benefit plans enables the subscriber to choose the mix of benefits that is suited to the subscriber's needs. Higher deductibles, coinsurance and out-of-pocket maximums and other financial incentives encourage subscribers to use network provider services.

The company's Alliance network is one of the largest in Missouri in terms of geographic scope and number of providers. The company has Alliance contracts with approximately 7,800 physicians and 96 hospitals. A HealthNet Blue PPO product is offered to both groups and individuals in southeast Missouri. There were approximately 5,000 members enrolled in the company's HealthNet Blue PPO products as of December 31, 1998.

Through a network access and financial reinsurance agreement with Blue Cross and Blue Shield of Kansas City (BCBSKC), RightCHOICE has members residing in the Kansas City plan's license area that are able to access BCBSKC's preferred networks and likewise, members of a BCBSKC subsidiary residing in RightCHOICE's Alliance trade area can access the Alliance preferred provider networks in that area.
As a result of the agreements, members of either plan who are enrolled through state-wide employers or associations are able to use the provider network of the Blue Cross and Blue Shield company where they live. Through the financial reinsurance transaction, RightCHOICE now shares underwriting risks and profits on the affected members.

ILLINOIS PPO

The company offers group and individual PPO coverage through its RightCHOICE Insurance Company subsidiary in southern Illinois. The company utilizes the HealthLink provider network to offer these products to the approximately one million residents in this region. HealthLink, Inc. is the company's network rental subsidiary. These PPO products accounted for approximately 7,000 members as of December 31, 1998.

ALLIANCECHOICE POS

AllianceChoice POS is RightCHOICE's non-gatekeeper model POS with a selective hospital network comprised of cost-effective providers in the St. Louis metropolitan area. AllianceChoice provides flexibility in selecting a provider at a premium level that is generally higher than HMO but less than PPO premiums. The AllianceChoice network serves approximately 130,100 members, including both group and individual members, and includes contractual arrangements in the St. Louis metropolitan area with approximately 5,400 physicians and 17 hospitals.


BLUECARD PPO PROGRAM

In the first half of 1998, the company and BCBSMo achieved high member service performance ratings that made the company eligible for the home plan portion of the Blue Cross and Blue Shield AssociationOs BlueCard PPO program. The BlueCard PPO program allows Blue Cross and Blue Shield PPO and POS members access to Blue Cross and Blue Shield PPO providers throughout the nation. As of December 31,
1998, there were approximately 136,000 Alliance and AllianceChoice
members enrolled in the program.   Members who need to see a doctor
or check into a hospital while living in or traveling to another part of the country do not pay more out of pocket for being out of the service area's network and accessing Blue Cross or Blue Shield
PPO providers. Blue Cross and Blue Shield PPO networks are available to 95 percent of the U.S. population.

HMO PRODUCT GROUP

BLUECHOICE HMO AND POS PRODUCTS

The company's subsidiary, HMO Missouri, Inc. (BlueCHOICE), offers a federally qualified HMO with a service area that currently includes 61 counties in Missouri and two counties in Illinois. BlueCHOICE's operations are concentrated in the St. Louis metropolitan area, where it currently is the third largest HMO based upon number of members. BlueCHOICE is an independent practice association (IPA) model network, through which the company contracts directly with local providers for plan members' health services. The BlueCHOICE network, which supports both HMO and POS products, has contractual arrangements with approximately 4,000 physicians and 60 hospitals.

The company offers its BlueCHOICE POS products in metropolitan St. Louis, southwest Missouri, and the central region of Missouri through the BlueCHOICE HMO network. BlueCHOICE POS is a gatekeeper model POS plan that provides members with comprehensive coverage for network health care services with modest copayment requirements. When using their primary care physician as coordinator of care, members incur the lowest out-of-pocket costs for preventive care, referred specialist services, and inpatient services.

In some areas, the BlueCHOICE HMO and POS products are supported by risk arrangements with certain provider groups. These products are available in Springfield, Missouri, for both individuals and groups through an arrangement with Primrose Health Care Services, a physician-hospital organization jointly owned by physicians and Cox Hospitals, one of the leading tertiary care centers in the area. These products are also offered in the six-county area surrounding Joplin, Missouri, through an arrangement with Freeman Health System and in the Jefferson City, Missouri, area through an arrangement with Jefferson City Medical Group.

HEALTHNET BLUE POS

HealthNet Blue POS is a non-gatekeeper HMO product offered to employee groups within a seven-county region in southeast Missouri that provides members with comprehensive coverage for network health care services, including preventive care, in-office physician care, and maternity coverage for a minimal office visit copay charge. At December 31, 1998, there were approximately 16,400 group members enrolled in the underwritten HealthNet Blue POS product.

BLUECHOICE SENIOR

BlueCHOICE Senior provides medical benefits at least as comprehensive as Medicare benefits for persons eligible to receive Medicare (parts A and B) at no or minimal cost to the member. Under this program, the Health Care Financing Administration of the United States Department of Health and Human Services (HCFA) pays a fixed premium for coverage of each member at a rate approximating 95 percent of the Medicare area average per capita cost, subject to annual review and adjustment by HCFA. Effective January 1, 1999, the company changed the BlueCHOICE Senior product name to Blue Horizons Medicare HMO.

On January 1, 1999, the Balanced Budget Act of 1997 established a new program called Medicare+Choice that replaced the current Medicare risk program. Effective January 1, 1999, HCFA awarded BlueCHOICE, which had been operating under the previous risk contract, a Medicare+Choice contract.

BLUECHOICE MEDICAID (MC+)

The company discontinued its Medicaid product in the central Missouri region in March 1998. This determination was made due to what the company believes were unacceptable terms proposed by the State of Missouri.

MEDICARE SUPPLEMENT PRODUCT GROUP

The company currently offers Medicare supplement coverage to individuals eligible to enroll in Medicare for medical expenses in excess of the coverage limitations of Medicare.

MANAGED INDEMNITY PRODUCT GROUP

With the exception of a short-term medical product, the company no longer sells managed indemnity coverage, but continues to renew coverage for those members who are enrolled in these managed indemnity programs. The company's managed indemnity products include fee-for-service indemnity benefits that include utilization management and other cost control measures, but do not require use of network providers. These products include certain cost-containment features, such as the use of deductibles, coinsurance, pre-admission certification, concurrent review, large case management and retrospective review.

SPECIALTY PRODUCTS

The company offers various products to supplement its medical coverage products. These products include prescription benefits, dental care, eye care, mental health care and health care education. Beginning January 1, 1999, Magellan Behavioral Health was selected to handle utilization management for all of the company's underwritten mental health and substance abuse programs. In March 1997, the company entered into a three-year agreement with a pharmacy benefits manager, Express Scripts, Inc. The contract covers approximately 453,200 members as of December 31, 1998, under most of the company's plans. The company continues its efforts to control rising prescription drug costs while offering members freedom of choice. The company provides a three-tier copayment program that encourages physicians and members to use the most cost-effective drugs within a drug class. The program includes a higher member copayment for brand name drugs that are included on the company's formulary as compared to their generic equivalents. The program also allows for the purchase of brand name drugs that are not included on the company's formulary by requiring an even higher (third-tier) member copayment.

SELF-FUNDED PRODUCTS

ADMINISTRATIVE AND NETWORK SERVICES

As of December 31, 1998, the company serviced self-funded health plans covering approximately 1,658,200 members. These arrangements include TPA, ASO and network rental contracts of varying complexity. The company assists self-funded employers in designing benefit packages, claims processing, adjudication and administration, utilization management, generation of management reports and other related matters. The company also enables employees with self-funded health plans to access the company's aforementioned PPO and HMO provider networks and to realize savings through the company's favorable provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives.

HEALTHLINK, INC.

HealthLink, Inc. (HealthLink), a regional managed health care organization, serves a seven-state area in the Midwest, providing health care network rental and utilization review services primarily to unions, commercial insurers and corporations that fund their own health plans. HealthLink is not an insurance company and does not assume any underwriting risks. Its revenues are derived from network rentals and administrative services fees. HealthLink had 835,600 PPO administrative services members and 450,000 workers' compensation members as of December 31, 1998. In addition, HealthLink owns HealthLink HMO, Inc. (HealthLink HMO), a Missouri HMO with approximately 68,500 members as of December 31, 1998, primarily located in the greater St. Louis area. HealthLink HMO is a state-qualified health maintenance organization, licensed in Missouri, Illinois and Arkansas, that provides health care services principally for a predetermined, prepaid periodic fee to enrolled subscriber groups and individuals of selected insurance companies.

THE EPOCH GROUP, L.C.

The EPOCH Group, L.C. (Epoch), a limited liability company, is a joint venture between the company and BCBSKC which combined their third-party administrator (TPA) businesses to streamline operations, develop new geographic markets, and provide new administrative services to new types of businesses, such as health care provider organizations. Epoch is owned equally by the company and a subsidiary of BCBSKC. Three TPA companies were combined to form
Epoch -- Healthy Benefit Alliance, Inc. and Pension Associates Incorporated (both formerly owned by the company) and LaHood & Associates (20 percent owned by the company and 80 percent owned by BCBSKC prior to the transaction). Epoch serves approximately 260 businesses primarily in the Midwest as of December 31, 1998.

"SAFE HARBOR" STATEMENT

Except for the historical information contained herein, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements typically, but not exclusively, are identified by the inclusion of phrases such as "the company anticipates," "the company believes," "the company expects," "the company plans," "the company intends," and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that may cause the company's actual results of operations, financial condition or business performance to be materially different from the results of operations, financial condition or business performance expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the possibility that court approval of the final settlement agreement, as amended, entered into with the Missouri Attorney General and Department of Insurance (DOI), referenced elsewhere herein, would not be obtained, or if obtained could include conditions that are not acceptable to the parties; the possibility that all remaining contingencies and conditions to the parties' obligations to effect the proposed settlement transaction would not be met or otherwise satisfied; the Office of Personnel Management audit of BlueCHOICE; pending litigation, including the subscriber class action litigation; potential loss of "Blue Cross" and "Blue Shield" licenses by BCBSMo, the company and its controlled affiliates; government regulation and health care reform; Missouri Consolidated Health Care Plan issues; market competition and consolidation; escalating health care costs; dependence on sales to individuals; recontracting efforts and potential nonrenewal of subscriber and provider agreements; voting control by BCBSMo; changes in key management; variability of operating results and stock price; Credit Agreement restrictions; the Year 2000 issue; and other factors discussed under the caption entitled "Factors that May Affect Future Results of Operations, Financial Condition or Business" of Part I, Item 1 of this Annual Report, the caption in Note 13, entitled "Contingencies" of Part II,
Item 8 of this Annual Report, and elsewhere in the company's SEC reports.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL
CONDITION OR BUSINESS

The statements included in this Annual Report regarding future financial performance and results and the other statements herein that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of earnings, revenues, income or loss, capital expenditures, plans for future operations and financing needs, matters relating to the proposed settlement agreements, as amended, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that could cause actual results to differ materially (the Cautionary Statements) include, but are not limited to, those set forth below. Should one or more of the risks or uncertainties set forth below materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Undue reliance should not be placed on the Cautionary Statements, which speak only as of the date of this Annual Report. The company undertakes no obligation to release publicly any revisions to the forward-looking statements after the date of this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

CONTINGENCIES

Reference is made to the information detailed in Note 13 entitled, "Contingencies" of Part II, Item 8, Financial Statements and Supplementary Data, under the captions: OPM Audit, Subscriber class action litigation, Agreement for settlement of certain litigation matters and reorganization of the company, and Status of Blue Cross and Blue Shield trademark licenses. The following factors should be read in conjunction with such information, which is incorporated by reference in its entirety in the following sections.

OPM AUDIT

At this time, management is unable to determine the final dollar amount that may be required to resolve the Office of Personnel Management (OPM) audit findings. There can be no assurance that the resolution of these findings will not have a material adverse effect on the company and the market for its stock. The OPM audit relates to the company's BlueCHOICE subsidiary and any additional funding to BlueCHOICE as a result of audit findings associated with the OPM audit, or otherwise, may require approval under the company's Credit Agreement, and there can be no assurance that such approvals could be obtained. See "Credit Agreement Restrictions" below.

AGREEMENT FOR SETTLEMENT OF CERTAIN LITIGATION MATTERS AND
REORGANIZATION OF THE COMPANY

On September 20, 1998, the company and certain of its affiliates entered into various settlement agreements with certain state agencies, including the Missouri Attorney General and the DOI, which, if consummated, would resolve the outstanding litigation and regulatory disputes between the company and its affiliates and the State of Missouri, and create an independent health care foundation. On March 12, 1999, the company, BCBSMo, the Missouri Attorney General and the DOI entered into an Amendment to Settlement Agreement (the amendment) in response to the report of the special master, described below. On March 15, 1999, Judge Thomas J. Brown III of the Circuit Court of Cole County, Missouri stated on the record during an informal status hearing that he has continued concerns about the settlement agreements, as amended.
The settlement agreements, as amended, are described further in
Note 13, "Contingencies - Agreement for settlement of certain litigation matters and reorganization of the company," of Part II,
Item 8, Financial Statements and Supplementary Data, and such description is incorporated by reference in its entirety in this section. On November 4, 1998, the Circuit Court of Cole County, Missouri appointed a special master for the purpose of, among other things, collecting and analyzing information related to the proposed settlement. On February 10, 1999, the special master recommended that the proposed settlement agreement "not be approved in its present form" and recommended that the Circuit Court "withhold a ruling on the settlement agreement to give the parties and the amici curiae consumer groups an opportunity to meet and confer, and engage in a good faith effort to address" concerns that were noted by the special master in his report. The parties and the amici curiae conferred about the concerns noted by the special master in his report and entered into the amendment as a result of such discussions. There can be no assurance that the transactions contemplated by the settlement agreements, as amended, will receive the necessary court approval as an acceptable alternative to dissolution of BCBSMo, that all conditions and contingencies included in the settlement agreements, as amended, will be satisfied, or that the transactions set forth in the settlement agreements, as amended, will be effected. The failure to consummate the transactions contemplated by the settlement agreements, as amended, could have a material adverse effect on the company and the market for its stock.

The transactions contemplated by the proposed settlement agreements, as amended, described elsewhere herein include the resolution and dismissal of all of the current litigation with the DOI and the Missouri Attorney General described elsewhere herein. If BCBSMo, the company, the DOI, and the Missouri Attorney General do not resolve these matters as provided in the settlement agreements, as amended, or if, in the alternative, BCBSMo or the company does not prevail in all of these matters, it is possible that BCBSMo could be dissolved, the license of BCBSMo and the company to use the Blue Cross and Blue Shield trade names and marks could be terminated, an event of default could occur under the company's Credit Agreement, BCBSMo could be required to dispose of some or all of the company's shares of Class B Common Stock at times and in quantities that could be detrimental to the market for the company's stock, and other actions could be taken by BCBSMo, the Missouri Attorney General, the DOI, the BCBSA or others, all of which could have a material adverse impact on the company and the market for its stock.

SUBSCRIBER CLASS ACTION LITIGATION

On March 15, 1996, a class action suit was filed against the company, BCBSMo, HealthLink, and certain officers of the company. On
November 4, 1998, the St. Louis Circuit Court issued its judgment and order granting the motion of the defendants to dismiss the action for lack of standing and entering judgment in favor of the defendants. The plaintiffs' counsel appealed the St. Louis Circuit Court's order. The obligations of the parties to consummate the transactions contemplated by the settlement agreements, as amended, described above under "Agreement for settlement of certain litigation matters and reorganization of the company" are conditioned upon, among other things, the satisfactory final resolution of this litigation.

STATUS OF BLUE CROSS AND BLUE SHIELD TRADEMARK LICENSES

If BCBSMo's and the company's litigation with the DOI and the Missouri Attorney General is not resolved in a manner that is in the best interests of the BCBSA, the marks and the other licensees of the BCBSA, then the company's licenses to use such names and marks may be terminated. In addition, the licenses may be terminated if BCBSMo, the company, or certain subsidiaries of the company are unable to achieve certain financial benchmarks as required by the BCBSA. The loss of such licenses and the obligation of the company to pay a $25 per enrollee termination fee and provide notice of termination to enrollees and the resultant event of default under the company's Credit Agreement would have a material adverse effect on the company and the market for its stock.

CREDIT AGREEMENT RESTRICTIONS

The company's revolving Credit Agreement with its existing lenders contains certain restrictions on the company and its subsidiaries, including requirements as to the maintenance of net worth and certain financial ratios, restrictions on payment of cash dividends or purchases of stock, restrictions on acquisitions, dispositions and mergers, restrictions on additional indebtedness and liens, limitations on indebtedness of the company's subsidiaries, maintenance of the licenses to use Blue Cross and Blue Shield names and marks and certain other matters. There can be no assurance that the company will be able to achieve and maintain compliance with the prescribed financial ratio tests or other requirements of the revolving Credit Agreement. As described under the caption in Note 13 entitled "Contingencies - Status of Blue Cross and Blue Shield Trademark Licenses" of Part II, Item 8, Financial Statements and Supplementary Data, the loss of the licenses would result in an event of default under the Credit Agreement.

The company amended its Credit Agreement in the fourth quarter of 1997. The failure to obtain any waivers or similar amendments that might be needed in the future to remain in compliance with such requirements would, among other things, reduce the company's ability to respond to adverse industry conditions and could have a material adverse effect on the company's operations, financial condition or business.

MCHCP ISSUES

The Missouri Consolidated Health Care Plan (MCHCP), which is a Missouri public agency that purchases health care coverage for employees of the State of Missouri and of selected public entities that have been admitted into the MCHCP, is currently the largest customer group served by BlueCHOICE, a subsidiary of the company. In 1995, the company, after bidding on certain Requests for Proposal from MCHCP, was awarded a contract to furnish various managed care products to employees of the State of Missouri and to public entities. The contract was for an initial one-year term with four one-year renewal terms. In a lawsuit that the company filed against MCHCP on August 28, 1997, the company contended, among other things, that under the language of the applicable contract, MCHCP had express and implied duties to negotiate the amount of any rate increase that might become effective for each succeeding one-year renewal term. It was the company's position that if no agreements to the negotiated rates could be reached, MCHCP's sole remedy was to request bids from other insurers. The Circuit Court of Cole County, Missouri, on March 19, 1998, ruled in favor of MCHCP with respect to such claim and certain other claims. The company determined not to appeal the decisions of March 19, and on June 10, 1998, the company and MCHCP agreed to mutually dismiss the lawsuits. The company will, therefore, be held contractually bound to serve the MCHCP members if the contract is extended at the option of the MCHCP through the year 2000 at the rate contracted for in 1995, with annual rate increases, if any, which are far less than necessary to permit the company to recover its costs in serving those members.

In the third quarter of 1997, the company took a pre-tax charge of $29.5 million, which was based upon actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. Management of the company reviews the adequacy of this reserve on an ongoing basis. If the actual number of the company's members through MCHCP grows at a rate in excess of the rate used in the company's actuarial estimates (whether due to the increase generally in MCHCP members, decrease in the number of MCHCP contractors or otherwise), or if the projected limited rate increases and medical cost trends should differ materially from those assumed in the company's actuarial estimates, then the amount of the reserve recorded to date could be insufficient to cover all future losses that may be associated with the MCHCP contract, and such losses could have a material adverse effect on the company and the market for its stock.

In addition, the company's revolving Credit Agreement (described above) provides that the company's subsidiaries, including BlueCHOICE, may not issue surplus notes to the company in an aggregate principal amount in excess of $40 million. As the aggregate principal amount of surplus notes issued by such subsidiaries to the company currently approximates $40 million, any additional funding required by any subsidiaries of the company, including BlueCHOICE, as a result of additional losses or reserves associated with the MCHCP contract, or otherwise, must, absent approval of the lenders under the Credit Agreement, be funded from sources other than surplus notes. No assurances can be given that such approval would be granted or that additional sources of
funding could be obtained.   See "Credit Agreement Restrictions"
above.

GOVERNMENT REGULATIONS AND HEALTH CARE REFORM

The company operates its managed health care business principally through wholly-owned subsidiaries whose business is subject to extensive federal, state and local laws and regulations. There can be no assurance that the company will be able to obtain or maintain required governmental approvals or licenses or that any current or proposed federal and state legislation or other regulatory reform such as President Clinton's Patient's Bill of Rights, the Balanced Budget Act of 1997, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), Missouri House Bill 335 (HB335), and mandatory benefits (e.g. mandatory maternity benefits), that have all increased the regulatory requirements imposed on the company and its subsidiaries, will not have a material adverse effect on the company's business or results of operations in the future.

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

ESCALATING HEALTH CARE COSTS

The company's profitability depends in large part on predicting and effectively managing medical costs under its managed care plans. A variety of external factors affecting the delivery and cost of health care, including increased costs and utilization of high-technology diagnostic testing and treatments, the increasing cost and utilization of prescription medications, the rising costs of malpractice insurance, efforts in the medical community to avoid malpractice claims, higher operating costs of hospitals and physicians, the aging of the population and other demographic characteristics, changes in federal and state health care regulations, and major epidemics may adversely affect the company's ability to predict and control health care costs and claims. Other relevant factors affecting the company's ability to control health care costs include higher outpatient and drug utilization, medical and drug cost trends, and growth of business in regions with less cost-efficient networks.

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

POTENTIAL NONRENEWAL OF SUBSCRIBER AND PROVIDER AGREEMENTS

The company's profitability is dependent upon its ability to obtain and maintain contracts with employee groups and individual consumers that generally are renewable annually. The company's profitability is also dependent, in large part, on its ability to contract on favorable terms with hospitals, physicians and other health care providers. There can be no assurance that the employee groups, individual consumers, subscribers or providers will renew their contracts or enter into new contracts with the company or, in the case of provider contracts, will not seek terms that are less profitable to the company in connection with any such renewal.

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

VARIABILITY OF OPERATING RESULTS AND STOCK PRICE

The company's results of operations could be adversely affected by the timing of new product and service introductions, competitive pricing pressures, contract renegotiations with customers and providers, fluctuations in the medical loss ratio (due to changes in utilization, timing of submission of claims presented for payment in the period and the unpredictability of unusually large claims), increases in commission expense and general and administrative expenses, changes in interest rates, acquisitions, governmental and regulatory actions, overall market conditions, and other factors.
The company's stock price may experience significant price and volume fluctuations in response to these and other internal and external factors that cause variations in its results of operations and in the volatility of the stock markets generally.

YEAR 2000 ISSUE

Reference is made to the information included under the caption "Outlook - Year 2000 issue," of Part II, Item 7, Management's Discussion and Analysis, which information is incorporated by reference in its entirety in this section. There can be no assurance that the company or any third party upon which the company depends will be able to achieve Year 2000 readiness or will have sufficient contingency plans, which could have a material adverse effect on the company and the market for its stock.

ADDITIONAL FACTORS

Additional risks and uncertainties that may affect future results of operations, financial condition or business of the company include, but are not limited to: demand for and market acceptance of the company's products and services; the effect of economic and industry conditions on prices for the company's products and services and its cost structure; the ability to develop and deliver new products and services and adapt existing products and services to meet customer needs and expectations; the ability to keep pace with technological change, including developing and implementing technological advances timely and cost effectively in order to lower its cost structure, to provide better service and remain competitive; adverse publicity, or negative reports by brokerage firms, industry and financial analysts regarding the company, its parent or BCBSA or their products or services that may have the effect of reducing the reputation, goodwill or customer demand for, or confidence in, the company's products or services; the ability to attract and retain capital for growth and operations on competitive terms; the financial and operational impact that evolving theories of recovery, including punitive damage theories, related to coverage reimbursement decisions for various treatments, may have on the managed care industry generally, or the company in particular; and changes in accounting policies and practices.

STRATEGIES

The company's 1999 plans involve an operating strategy intended to improve the company's financial performance by (i) managing the consolidated medical trend, including pharmacy, (ii) achieving and sustaining superior levels of service, (iii) maintaining enrollment while adjusting prices to attain profit targets, (iv) reducing core overhead expenses, and (v) strengthening the public appreciation for the Blue Cross and Blue Shield names and trademarks. In addition, on an ongoing basis, the company plans to continue to evaluate and consider potential combinations with other health care benefit plans.

SALES AND MARKETING STRATEGY

The company's strategy includes retaining current underwritten member levels through target marketing efforts. The company's marketing operations vary depending upon the segment to which sales efforts are directed; individuals (i.e. direct pay), small employer groups (which the company defines as groups from 2 to 99 employees) and large employer groups (which the company defines as groups of 100 employees or more). These efforts include the creation of a small group marketing unit to improve the company's ability to support sales in an efficient and timely manner. The company's independent broker networks and direct sales staff market the full range of the company's managed care products and services to new customers, and manage existing accounts to ensure client satisfaction and retention. Independent brokers are compensated pursuant to commission arrangements that vary depending on the particular company products and services sold.

Marketing efforts are supported by market research conducted internally as well as public relations efforts and advertising programs that utilize telemarketing, radio, television, direct mail and other media.

MEDICAL MANAGEMENT

In general, the company controls medical costs by increasing financial incentives to members to use network providers and partnering with providers to ensure the cost-efficient delivery of quality health care. The company believes that the development of common economic incentives with certain hospitals, physician groups and other selected health care providers will be a key element in gaining a competitive advantage and future growth. The company continues to pursue arrangements with providers that are intended to develop a cooperative relationship through shared risk, financial incentives and joint input into decision-making processes in order to manage the medical and administrative costs of health care delivery more efficiently.

The company recognizes the physician's expertise in managing patient care and wants to ensure that physicians maintain autonomy in the practice of medicine by offering physician groups incentives to lower medical costs while achieving high levels of patient satisfaction and quality care. The company's philosophy is to manage provider networks rather than to manage members. The company's BlueCHOICE HMO Physician Group Partners Program (PGPP) provides incentives to primary care physicians to improve quality and patient satisfaction while reducing costs and providing physician-participants with an appealing incentive package. Currently, approximately 44 percent of the BlueCHOICE Commercial panel of primary care physicians in metropolitan St. Louis are enrolled in the program.

GENERAL AND ADMINISTRATIVE COST REDUCTIONS

Throughout the past several years, the company has made significant investments in technologies designed to re-engineer many customer service and claims processes that are expected to result in significant savings in administrative costs. See "Technology and Information Systems" that follows for additional detail. The company plans to continue to pursue initiatives to streamline operations and reduce general and administrative expenses. In addition, the company's management continually strives to find ways to reduce its costs. In 1997, the company completed the relocation of its St. Louis-based claims, customer service, billing and provider services functions to the company's Springfield, Missouri, facility and a new facility in Cape Girardeau, Missouri. Approximately 200 jobs were relocated to Cape Girardeau with an additional 100 relocated to Springfield. The move was expected to result in annual salary and benefit cost savings of $3.0 million in 1998. The company incurred total charges to earnings of $7.8 million during 1996 and 1997 for costs associated with the relocation. At the end of 1998, the company announced a strategic realignment of business operations, including a reduction of approximately 135 positions, or approximately 7.5 percent of the company's work force. Half of this reduction was completed by the end of 1998, with the remainder of the positions scheduled to be eliminated by June 1999, primarily through attrition. Other elements of the realignment plan include reductions in the use of outside consultants, software costs, travel, entertainment and other expenses, and changes in employee health care benefits. The company took a $0.9 million non-recurring restructuring charge in the fourth quarter of 1998 related to this strategic realignment plan.

COMPETITION

The managed care industry is highly competitive, both nationally and in the company's market area. Participants compete for members primarily on the basis of price (considering premium rates, copayments, coinsurance and deductibles), scope and design of benefits, access to providers and reputation of the plan sponsor and participants. The company also competes with other managed care organizations for contracts with hospitals, independent physicians, physician groups and other providers.

In the metropolitan areas of St. Louis and Kansas City and other regions in Missouri, the managed care market is highly competitive, with a number of established competitors offering a variety of benefit plans. The penetration of managed health care is substantially less in other regions of Missouri where the company competes more with traditional indemnity plans and smaller networks. The company's major competitors include: commercial insurance carriers, other HMOs, PPOs, POSs, TPAs, utilization review companies, and others, many of which are operated as part of a regional or national network. Many competitors that have regional or national networks have broader geographic coverage, larger total memberships, and in many instances have greater financial resources than the company. The company also faces competition in its markets from a trend among some health care providers to combine and form their own networks in order to contract directly with employer groups and other prospective customers for the delivery of health care services.

The company expects to increase premium rates on a per member per month basis by approximately 9 percent to 10 percent during 1999. The company believes that these price increases will be accepted by the market as indicated by the company's January 1999 underwritten enrollment consisting of 468,800 members, compared to December 1998 underwritten enrollment of 464,700. Because approximately one-third of the company's underwritten business historically renews during the first month of each year, the company believes that the January results are an early indication that the company's strategy of maintaining membership at increased premium levels is working.

TECHNOLOGY AND INFORMATION SYSTEMS

Document imaging technology and re-engineering efforts are improving the efficiency with which the company handles the massive volume of claims it receives and processes each day. More than 71 percent of all claims received by the company are currently electronic transactions that are processed by the automated systems, requiring little or no manual intervention.

The company believes that its management information systems represent a key component of the company's medical and administrative cost reduction operating strategy by providing the company with extensive detailed information regarding customer and provider utilization. These systems also facilitate quality service to members and providers in connection with the company's claims and customer service functions. In 1995, the company embarked on a multi-year information and operations strategy (IOS) project that is designed to further improve how the company delivers managed care to members. See "Outlook - Information and operations strategy" of Part II, Item 7, Management's Discussion and Analysis, for more information on the IOS project.

Currently, the primary business functions of the company are supported by an integrated transaction processing system. This interactive system supports the majority of the company's core processing functions (claims processing, customer services, enrollment, member billing and claim disbursements) through a set of integrated databases. The company believes that this integrated approach helps to assure product flexibility across a broad range of managed care products and provides an integrated, consistent source of claim and subscriber information. As IOS brings RightCHOICE new managed care capabilities, it will replace the company's core processing systems, and the company believes that IOS will generate savings in both medical and administrative expenses.

The company's data warehouse initiative allows the company to turn information about providers, members, and claims into a solid foundation upon which to make strategic business decisions. This initiative underscores the company's commitment to putting information directly in the hands of the people who manage the business. Company employees now have access to many levels of detailed data focusing on medical expenses, revenues and membership.

In January 1996, the company began converting its computer systems to be Year 2000 compliant - see "Outlook - Year 2000 issue" of Part II,
Item 7, Management's Discussion and Analysis, for more information related to the company's Year 2000 compliance efforts.

REGULATION

Government regulation of the products and services offered by the company varies from jurisdiction to jurisdiction and is subject to change. The company and its subsidiaries are primarily subject to the insurance laws and regulations of the States of Missouri and Illinois, the insurance laws and regulations of the other jurisdictions in which the company and its subsidiaries are licensed or authorized to do business and certain federal laws and regulations. These insurance laws and regulations generally give state and federal regulatory authorities broad supervisory, regulatory and administrative powers over insurance companies and insurance holding companies with respect to most aspects of their insurance businesses. This regulation is intended primarily for the benefit of the policyholders of the insurance companies. The company is in litigation relating to its compliance with various federal and state regulations - see Note 13 entitled "Contingencies" of Part II, Item 8, Financial Statements and Supplementary Data.

INSURANCE HOLDING COMPANY REGULATION

The company is subject to regulation as a member of an insurance holding company. Missouri and Illinois insurance holding company laws and regulations generally require members of insurance holding companies to file with the respective Departments of Insurance certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Missouri insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of, certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent holding companies and affiliates.

INSURANCE COMPANY REGULATION

The operations of the company's subsidiaries, HALIC, BlueCHOICE, HealthLink HMO, Inc. (HealthLink HMO), and RIC, are subject to regulation and supervision by regulatory authorities of the various jurisdictions in which they are licensed to conduct business. Regulatory authorities exercise extensive supervisory power over insurance companies and health maintenance organizations in regard to licensing; the amount of reserves that must be maintained; the approval of forms and insurance policies used; the nature of, and limitation on, an insurance company's investments; periodic examination of the operations of insurance companies; the form and content of annual statements and other reports required to be filed on the financial condition of insurance companies; and the establishment of capital requirements for insurance companies. The aforementioned subsidiaries of the company are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, these subsidiaries are periodically examined by the insurance departments of the jurisdictions in which they are licensed to do business.

RISK-BASED CAPITAL REQUIREMENTS

In 1993, Missouri adopted statutory risk-based capital (RBC) requirements for life and health insurance companies. In 1998, Missouri adopted the RBC requirements for health maintenance organizations which the National Association of Insurance Commissioners (NAIC) adopted the same year. The formula for calculating such RBC requirements, set forth in instructions adopted by the NAIC, is designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to the individual insurance company's business. Under these laws, life and health insurance companies and health maintenance organizations must submit a report of their RBC level as of the end of the previous calendar year.

Because the total adjusted capital of HALIC, RIC, BlueCHOICE, and HealthLink HMO, determined in accordance with the RBC instructions adopted by the NAIC on a fully phased-in basis, exceed all RBC minimum requirements, the company believes that the RBC requirements will not have any immediate impact upon HALIC, RIC, BlueCHOICE, or HealthLink HMO or their operations. If in the future the RBC results were to decline, the RBC requirements could have a material effect upon their operations and the amount of regulatory oversight to which they are subject.

RESTRICTIONS ON DIVIDENDS

Insurance laws and regulations restrict the payment of dividends by life insurance companies and health maintenance organizations in a holding company structure. Such laws generally limit the dividends which a life insurance company may pay to an amount which, together with the amount of dividends and distributions paid by the insurance company during the immediately preceding 12 months, does not exceed the greater of (i) 10 percent of the insurance company's surplus as regards policyholders as of the preceding December 31 or (ii) the insurance company's net gain from operations for the preceding calendar year. For all other insurers (including HMOs), such laws generally limit the dividends that a company may pay to an amount which, together with the amount of dividends and distributions paid by the company during the immediately preceding 12 months, does not exceed the lesser of (i) 10 percent of the insurer's surplus as regards policyholders as of the preceding December 31 or (ii) the net investment income for the 12-month period ending as of the preceding December 31. Any proposed dividend in excess of these amounts is deemed to be an "extraordinary dividend" and requires prior approval by the Director of Insurance of the company's state of domicile.

At December 31, 1998, HALIC, BlueCHOICE, RIC, and HealthLink HMO had surplus of approximately $78.3 million, $15.0 million, $1.2 million, and $4.6 million, respectively. At December 31, 1998, the company's insurance subsidiaries did not have a significant amount of dividends available for payment without the prior approval of the appropriate Director of Insurance.

HMO REGULATION

Federally qualified HMOs, such as BlueCHOICE, are subject to health care-related regulation by both state and federal regulatory authorities. State-qualified HMOs, such as HealthLink HMO, Inc., are also subject to state regulatory authorities. As a federally qualified HMO, BlueCHOICE must file periodic reports with, and is subject to, regulation and review by the U.S. Department of Health and Human Services and certain other federal authorities. Among the areas regulated by federal and state law are procedures for quality assurance, enrollment requirements, covered benefits, relationships between the HMO and its health care providers, and the company's financial condition, including reserves and cash flow requirements.

THIRD-PARTY ADMINISTRATOR (TPA) REGULATION

Under Missouri and Illinois laws and regulations, the company, HealthLink HMO, and Epoch, the company's 50 percent-owned subsidiary, are required to obtain a certificate of authority from the appropriate Departments of Insurance in connection with certain of their benefit administration services and are subject to various statutory requirements, including record-keeping and retention; fiduciary obligations with respect to premiums collected; limitations on commissions and fees; and certain notice and reporting requirements. Certain TPA activities are also subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

PREFERRED PROVIDER ORGANIZATION (PPO) REGULATION

Under Illinois and Indiana laws and regulations, HealthLink is required to obtain a certificate of authority from the Departments of Insurance in connection with its PPO services and is subject to various statutory requirements, including certain provider and client contracting requirements and notice and reporting requirements.

UTILIZATION REVIEW REGULATION

Under Missouri laws and regulations, the company and HealthLink are required to obtain a certificate of authority from the applicable
Department of Insurance in connection with their utilization review services and are subject to various statutory requirements, including certain notice and reporting requirements.

EMPLOYEES

The company employed approximately 1,800 full time employees (including 370 HealthLink employees) as of December 31, 1998, compared to 1,700 full time employees (including 300 HealthLink employees) as of December 31, 1997, none of whom is subject to a collective bargaining agreement. At the end of 1998, the company announced a strategic realignment of business operations, including a reduction of approximately 135 positions, or approximately 7.5 percent of the company's work force. Half of this reduction was completed by the end of 1998, with the remainder of the positions scheduled to be eliminated by June 1999, primarily through attrition. The company believes that its employee relations are good.

EXECUTIVE OFFICERS


           Name                 Age             Position



      John A. O'Rourke          55        Chairman of the Board, President,
                                          Chief Executive Officer and Director

      Sandra Van Trease         38        Senior Executive Vice President and
                                          Chief Operating Officer; Chief
                                          Financial Officer

      Angela F. Braly           37        Executive Vice President, General
                                          Counsel and Corporate Secretary

      Stuart K. Campbell        37        Senior Vice President, Client
                                          Services

      Michael Fulk              51        Senior Vice President and Chief
                                          Marketing Executive

      Herbert B. Schneiderman   53        Senior Vice President, Medical
                                          Delivery Systems

      Connie L. Van Fleet       46        Senior Vice President and
                                          Chief Information Officer

      David G. Williams, M.D.   42        Senior Vice President and
                                          Chief Medical Officer

      David T. Ott              44        President, Chief Executive Officer
                                          and Director of HealthLink

      Courtney B. Walter        43        Executive Vice President and
                                          Chief Financial Officer of
                                          HealthLink

      Edward J. Tenholder       47        Executive Vice President and
                                          Chief Operating Officer of Blue
                                          Cross and Blue Shield of Missouri




John A. O'Rourke was named Chairman and Chief Executive Officer of RightCHOICE in February 1997, and President in March 1997. Mr. O'Rourke came to RightCHOICE from his position as President and CEO of HealthLink. Mr. O'Rourke took the leadership of HealthLink in 1985, when the company was first incorporated. Earlier, Mr. O'Rourke was Deputy Director of the Office of Health Maintenance Organizations in the U.S. Department of Health and Human Services.

Sandra Van Trease was named Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer in December 1998. She joined the company in June 1994 and was promoted to CFO in November 1995. Prior to joining the company, she was a Senior Manager with Price Waterhouse LLP.

Angela F. Braly was named Executive Vice President, General Counsel and Corporate Secretary of RightCHOICE in January 1999. Ms. Braly acted as Interim General Counsel of RightCHOICE from September 1997 through December 1998 while a member of the St. Louis law firm of Lewis, Rice & Fingersh, L.C. Ms. Braly joined Lewis, Rice &
Fingersh, L.C. in January 1987 and was involved there in the corporate representation of HealthLink when it was acquired by RightCHOICE in August 1995.

Stuart K. Campbell was named Senior Vice President, Client Services, in August 1997. Mr. Campbell joined RightCHOICE as Chief Internal
Auditor in September 1994 and was named Corporate Compliance Officer in 1996. Prior to joining the company, Mr. Campbell was a Senior
Manager with Price Waterhouse LLP.

Michael Fulk joined RightCHOICE as Senior Vice President and Chief Marketing Executive in January 1998. Mr. Fulk joined RightCHOICE from United HealthCare, Birmingham, Alabama, where he was Senior Vice President of Sales and Marketing. Earlier, Mr. Fulk served as the top sales and marketing executive for United HealthCare's HMO, POS, and PPO operations in Texas, Alabama, Louisiana, Tennessee, Arkansas, Mississippi and the Gulf Coast.

Herbert B. Schneiderman joined RightCHOICE as Senior Vice President, Medical Delivery Systems, in June 1995. Mr. Schneiderman came to RightCHOICE after 21 years at Saint Louis University Hospital/Saint Louis University Health Sciences Center, the last seven as Chief Executive Officer.

Connie L. Van Fleet was named Senior Vice President and Chief
Information Officer in November 1997. Ms. Van Fleet joined the company in 1990 and most recently served as Vice President, Business Analysis and Development. Prior to joining the company, Ms. Van
Fleet was with Metropolitan Life Insurance Co.

David G. Williams, M.D. was named Senior Vice President and Chief Medical Officer of the company in August 1998. He came to RightCHOICE from Blue Cross and Blue Shield of Tennessee (BCBST), where he was Regional Medical Director. During his time with BCBST, Dr. Williams also served as Medical Director for the plan's Medicare and Medicaid HMO programs. He previously served as Medical Director for the South Texas Healthcare Alliance and of the city of Corpus Christi, Texas.

David T. Ott was named President and Chief Executive Officer of HealthLink in March 1997. Mr. Ott had been Executive Vice President of HealthLink since July 1990. Mr. Ott joined HealthLink in 1986 as Director of Marketing and later was promoted to Vice President of Sales and Marketing.

Courtney B. Walter was named Executive Vice President and Chief
Financial Officer of HealthLink in March 1997. Mr. Walter has been with HealthLink since 1993. Prior to joining HealthLink, Mr. Walter worked for Ernst & Young LLP, MetLife Health Care Management
Corporation and Spectrum Emergency Care.

Edward J. Tenholder was named Executive Vice President and Chief Operating Officer of Blue Cross and Blue Shield of Missouri in September 1997. Mr. Tenholder has been with the Blue Cross and Blue Shield organization since 1979, most recently as Senior Vice President of Client Services and Corporate Support of the company.



                         ITEM 2.  PROPERTIES

As of December 31, 1998, the company owned or leased the following facilities which the company considers material to its operations:

                                                     Square    Owned or
         Type of Facility           Location         Footage    Leased

   Corporate Headquarters         St. Louis, MO      343,017    Leased
   Document Storage Warehouse     St. Louis, MO       73,702    Leased
   HealthLink, Inc. Headquarters  St. Louis, MO       61,829    Leased
   Southwest Regional Office      Springfield, MO     30,000    Owned
   Southeast Claims Training      Cape Girardeau, MO   3,230    Leased
   Southeast Claims Office        Cape Girardeau, MO  42,000    Leased
   Central Marketing Office       Columbia, MO         5,000    Leased


                     ITEM 3.  LEGAL PROCEEDINGS

The company is a party to various material legal proceedings which are detailed in Note 13 entitled "Contingencies" of Part II, Item 8,
Financial Statements and Supplementary Data.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of security holders in the fourth quarter of 1998.

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                               MATTERS

The company's Class A Common Stock has been traded on the New York Stock Exchange under the symbol "RIT" since August 1, 1994. There were 246 common shareholders of record on March 8, 1999. As of March 8, 1999, the reported closing bid price per share was $11.44. The outstanding common shares listed below represent the total of the outstanding Class A Common Stock and outstanding Class B Common Stock as of each quarter end.

         SHAREHOLDERS' DATA
                                                              1998
                                     4th              3rd                2nd                1st
                                   Quarter          Quarter            Quarter            Quarter
    Outstanding common shares    18,672,900       18,672,900          18,671,500         18,671,500
    Market price:
    Quarter ending                $11 1/2             $10              $12 11/16          $9 13/16
    Range                     $8 9/16 - $12     $8 1/2 - $13 1/8   $8 3/8 - $12 11/16  $8 3/8 - $10 7/8

                                                              1997
                                     4th              3rd                2nd                1st
                                   Quarter          Quarter            Quarter            Quarter
    Outstanding common shares    18,671,500       18,671,500          18,671,500         18,671,500
    Market price:
    Quarter ending                 $9 5/8           $10 1/4            $13 9/16           $13 1/8
    Range                     $9 3/8 - $11 1/8  $10 1/4 - $13 7/8  $10 3/8 - $13 9/16  $10 1/2 - $17

DIVIDENDS

The company has not paid dividends on its Class A Common Stock or Class B Common Stock and anticipates that no dividends will be paid on its Class A Common Stock or Class B Common Stock in the foreseeable future. Further, the company is currently restricted in its ability to pay cash dividends as explained in Note 10 entitled, "Long-term debt and commitments" in Part II, Item 8, Financial Statements and Supplementary Data.

            ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                  Year ended December 31,
Consolidated Statements of Income data   1998      1997       1996      1995      1994
                             (in thousands, except per share data)
Revenues                               $767,512   $719,411  $653,375  $591,880  $583,580
Operating expenses                      771,759    780,411   666,954   572,847   556,943
Operating (loss) income                 (4,247)   (61,000)  (13,579)    19,033    26,637
Investment income, net                   18,669     33,184    17,532    18,344    15,764
Other, net                              (4,918)    (5,739)   (5,320)   (3,327)     (640)
Net income (loss)                         5,660   (24,034)   (2,027)    23,570    26,584  (c)
Basic and diluted earnings (loss)
    per share                           $  0.30   $ (1.29)   $ (0.11)   $ 1.26
Pro forma data: (a)
Pro forma operating income                                                       $23,712
Pro forma net income                                                              24,683  (c)
Pro forma earnings per share (b)                                                  $ 1.49  (c)


Consolidated Balance Sheet data                     December 31,
                                     1998       1997      1996       1995      1994
                                          (in thousands, except per share data)
Total assets                       $508,678  $506,363   $532,144   $516,388  $433,605
Long-term obligations                68,718    88,845     86,776     89,060    31,013
Shareholders' equity                145,874   140,865    172,954    173,221   135,425
Available cash and investments (d)   12,494     8,279     48,472     56,753    72,854
Book value per share               $   7.81  $   7.54   $   9.26   $   9.27  $   7.25
Tangible book value per share          3.82      3.36       4.76       4.93      7.10

     (a) Prior to its initial public offering in August 1994, the company was not subject to premium taxes levied by the State of Missouri. Pro forma data reflect the premium taxes that would have been recorded, net of income tax, had the company been subject to such premium taxes.

     (b) Pro forma earnings per share (unaudited) for the year ended December 31, 1994, is calculated based on the weighted average number of Class A and Class B Common Stock assumed outstanding, with 14,962,500 shares of Class B Common Stock assumed outstanding at the beginning of the year and giving effect to the issuance of 3,250,000 shares of Class A Common Stock on August 1, 1994, the issuance of 487,500 shares of Class A Common Stock on August 4, 1994, and the repurchase of 10,000 shares of Class A Common Stock in November 1994.

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

       ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto and the information set forth under the captions "Safe Harbor Statement" and "Factors that May Affect Future Results of Operations, Financial Condition or Business" of Part I, Item I, Business, of this Annual Report, and under the caption in Note 13 entitled, "Contingencies" of Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report.

RESULTS OF OPERATIONS

The company offers a comprehensive array of managed health care products and services that the company segregates into two distinct segments. The company's underwritten segment includes preferred provider organization (PPO), point-of-service (POS), health maintenance organization (HMO), Medicare supplement, specialty managed care, and managed indemnity benefit plans. The company's self-funded segment includes third-party administrator (TPA), administrative services only (ASO), and network rental services for self-insured organizations.

PREMIUM REVENUE

The following table sets forth premium revenue (in thousands) by product group for the years ended December 31, 1998, 1997, and 1996:

                                         For the year ended December 31,
      Product Group                         1998      1997      1996
       PPO:
         Alliance PPO                     $191,855  $197,329  $234,720
         AllianceChoice POS                151,034   124,890    75,700
       HMO (includes other POS)            206,292   183,485   139,457
       Medicare supplement                  94,951    97,157    98,038
       Managed indemnity                     7,627    12,531    16,425
       Other specialty services             42,728    38,875    30,709
          Total premium revenue            694,487   654,267   595,049
       ASO/Self-funded and other income     73,025    65,144    58,326
          Total revenues                  $767,512  $719,411  $653,375

OPERATING RATIOS

The following table sets forth selected operating ratios. The medical loss ratio reflects health care services expense as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and fees and other income combined:

                                             For the year ended December 31,
                                                 1998      1997      1996
    Operating revenues:
     Premium revenue                             90.5%     90.9%     91.1%
     Fees and other income                        9.5%      9.1%      8.9%
                                                100.0%    100.0%    100.0%
    Operating ratios:
     Medical loss ratio                          83.5%     84.8%     82.6%
     Commission expense ratio                     4.1%      4.1%      4.1%
     General and administrative expense ratio    20.8%     22.7%     22.0%
     Adjusted general and administrative
        expense ratio (excludes depreciation
        and amortization)                        18.3%     19.5%     19.7%

MEMBERSHIP

The following table sets forth the number of members by product category:

                                                                    %
                                                December 31,   (Decrease)/
      Product Group                           1998       1997    Increase
      Underwritten:
       PPO:
         Alliance PPO                        141,225    149,339    (5.4)
         AllianceChoice POS                  127,907    131,924    (3.0)
       HMO:
         Commercial (includes other POS)     129,417    134,743    (4.0)
         BlueCHOICE Senior                     5,432      5,682    (4.4)
         BlueCHOICE Medicaid (MC+)                        5,146      n/a
       Medicare supplement                    57,966     62,311    (7.0)
       Managed indemnity                       2,777      7,022   (60.5)
                                             464,724    496,167    (6.3)
      Self-funded:
       PPO                                    43,688     89,300   (51.1)
       HMO                                     8,843     13,825   (36.0)
       ASO (includes HealthLink):
         Workers' Compensation               449,986    344,712    30.5
         Other ASO*                        1,155,658  1,013,303    14.0
      Total membership                     2,122,899  1,957,307     8.5

   * does not include 455,006 and 497,538 additional third-party administrator members as of December 31, 1998, and 1997, respectively, that are part of The EPOCH Group, L.C., a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995.

COMPARISON OF RESULTS FOR 1998 TO THE RESULTS FOR 1997

REVENUES

UNDERWRITTEN

Premium revenue increased $40.2 million to $694.5 million in 1998 from $654.3 million in 1997. As described below, components of premium revenue were affected by shifts in product mix, rate increases and other factors; and as a result, such changes may not be indicative of future periods. The company will continue to strive to establish its commercial premium rates based on anticipated health care costs. Depending on the level of future competition, customer acceptance of the company's premium increases, future health care cost trends or other factors, there can be no assurance that the company will be able to price its products consistent with health care cost trends.

PPO premium revenue increased $20.7 million in 1998 -- $36.3 million due to an 11.0 percent increase in net premium rates, partially offset by a $15.6 million decrease resulting from a 4.1 percent decrease in member months. Net rates increased due in part to the company's targeted general rate increases averaging 7 percent to 19 percent during 1998 enrollment periods. Net rate increases are at the lower end of the targeted range due in part to changes in deductibles, the timing of group renewals throughout the year and product mix changes. Alliance PPO membership decreased by 8,114 members from December 31, 1997, to December 31, 1998, and AllianceChoice POS membership decreased by 4,017 over the same time period. Net membership decreases are due primarily to the company's aforementioned pricing strategy during 1998. Included in the Alliance PPO member count are 7,000 PPO Illinois members as of December 31, 1998, an increase of 4,800 from December 31, 1997.

HMO premium revenue increased $22.8 million, or 12.4 percent -- $16.7 million due to an 8.0 percent increase in net premium rates and a $6.1 million increase resulting from a 4.1 percent increase in member months. Net premium rates increased in part due to the company's targeted renewal rate increases of 7 percent to 19 percent during 1998 enrollment periods. Net rate increases are lower than the targeted general rate increases due to HMO competition in the company's HMO service areas; shifts in chosen benefit levels;
changes in the geographic mix of the HMO business; product mix shifts; and the status of one large group, Missouri Consolidated Health Care Plan (MCHCP), comprised of 33,200 members as of December 31, 1998, with which the company has limited ability to increase premium rates. Membership increases were driven primarily by an enrollment increase of 6,000 members in MCHCP products from December 31, 1997, to December 31, 1998. The company's HMO membership in non-MCHCP products (and excluding the company's Medicaid product) decreased over the same period by 11,600 members or 10.2 percent, due primarily to the company's aforementioned pricing strategy during 1998. The company's future enrollment growth in its products and geographic regions is dependent on network attractiveness, continued cooperation with physician hospital organizations, future pricing strategy and other factors. There can be no assurance that these objectives will be realized. Future enrollment growth in the company's products offered to MCHCP and revenues generated therefrom are also dependent on these and other factors.

Effective March 1, 1998, the company discontinued its Medicaid product in an 18-county central Missouri region. The decision to discontinue was made due to what the company believes were unacceptable terms proposed by the State of Missouri. As of December 31, 1997, the company had approximately 5,100 members enrolled in its Medicaid product.

Premium revenue from Medicare supplement decreased by $2.2 million in 1998. Member months decreased by 8.1 percent partially offset by a
6.4 percent increase in net premium rates. Membership declines are partially attributable to subscribers opting for Medicare-risk programs, similar to the company's BlueCHOICE Senior product, in which medical benefits are at least as comprehensive as Medicare benefits for persons eligible to receive Medicare (parts A and B) at no additional cost to the member.

Managed indemnity premium revenue decreased by $4.9 million due to a
44.3 percent decline in member months. Member month declines are consistent with the company's strategy to move toward more highly managed care products.

Revenue from other specialty services, which includes certain of the company's drug and dental health care benefit plans, increased $3.9 million -- $6.3 million due to a 16.2 percent increase in net premium rates partially offset by a $2.4 million decrease resulting from a 5.4 percent decrease in member months. The large rate increases relate to the company's drug products, including AllianceRx, and correspond to the high levels of prescription utilization and trends that the company, as well as the industry as a whole, have experienced in recent years.

SELF-FUNDED

Fees and other income from administrative services only/self-funded and network services increased in 1998 by $7.9 million. These increases are primarily due to increased 1998 revenues of $14.4 million from HealthLink, Inc. (HealthLink), the company's network rental and managed care service subsidiary. HealthLink's revenues increased due to a 21.1 percent increase in membership during 1998. This increase arose from strong sales during the period, along with the roll-out of new, open-access products. Sales during this period included a 30,000 member group that enrolled in HealthLink's self-funded ASO plan, transferring from the company's other self-funded business. HealthLink's increases to fees and other income were partially offset by decreases to revenue caused by the loss of approximately 72,000 members in the company's other self-funded business due to the nonrenewal of three large groups. HealthLink also continues to expand its service area into contiguous states, such as Arkansas, Iowa, Illinois, Indiana and Kentucky.

OPERATING EXPENSES

The overall medical loss ratio decreased by 1.3 percent to 83.5 percent in 1998 from 84.8 percent in 1997. The medical loss ratio experienced in 1998 is lower compared to that in 1997 due to the company's pricing strategy, which resulted in an overall increase in the company's premium per member per month of approximately 9.5 percent in 1998 as compared to 1997. The medical loss ratio in 1998 is slightly higher than the company previously anticipated in the beginning of the year as a result of continued escalation of the medical cost trend, driven by increased cost and utilization of both outpatient services and drug therapies. The company's medical expense on a per member per month basis increased by approximately
7.8 percent in 1998 as compared to 1997.

The company continues the efforts initiated in 1997 to modify its pharmacy benefits management program and recontract with physicians and ancillary service providers. The drug cost trend has increased to the low 20 percent range, driven by a combination of factors, including introduction of new drug therapies; physicians' use of newer, more expensive drugs; and physicians' decreased use of generic drugs in favor of specific drugs promoted by pharmaceutical companies. One of the company's medical cost control strategies for 1998 was the introduction of a new three-tiered benefit design that allows members to make choices, albeit with a higher member copayment. Through the end of 1998, the company achieved 33 percent penetration of its underwritten membership with respect to the three-
tier pharmacy benefit program.   The company anticipates that a
majority of its underwritten members will be utilizing a three-tier program by October 1999. In addition to continuing the conversion to this new drug benefit program, the company intends to continue to make other adjustments to copayments, quantity limits and exclusions as well as to increase physician education, utilization and prescribing pattern analysis.

The company also intends to continue its hospital, physician and service recontracting strategy, using the more detailed data and analysis available through the company's information and operating strategy (IOS), which is comprised of projects being implemented to improve business processes and systems. The company also intends to further expand its Physician Group Partners Program (PGPP). This program provides incentives to physicians to improve quality and patient satisfaction, while reducing costs. Currently, approximately 44 percent of the BlueCHOICE Commercial panel of primary care physicians in metropolitan St. Louis are enrolled in this program. The company is also working on a similar program for specialists and plans to implement the program during 2000. There can be no assurance that the company's initiatives to control future increases in medical cost trends to improve the medical loss ratio will be effective.

Commission expense increased by $2.1 million, or 7.1 percent, in 1998. The commission expense ratio of 4.1 percent for 1998 remained unchanged from 1997.

General and administrative expenses (excluding depreciation and amortization) increased $0.2 million in 1998 compared to 1997. The company managed to keep general and administrative expenses relatively consistent from 1997 to 1998 despite the fact that HealthLink's comparable expenses increased by $6.5 million in 1998 as compared to 1997. This increase is directly attributable to HealthLink's geographic and member expansion efforts. The company's 1997 general and administrative expenses include a write-off of $1.7 million for amounts due to the company from MedAmerica HealthNet, Inc. (MHI), a physician hospital organization that filed for bankruptcy during the fourth quarter of 1997. The company's general and administrative expense ratio (excluding depreciation and amortization) decreased to 18.3 percent in 1998 compared to 19.5 percent in 1997. Excluding depreciation, amortization and the $1.7 million charge, the general and administrative expense ratio for 1997 was 19.2 percent.

Depreciation and amortization expenses decreased to $19.3 million in 1998 from $23.1 million in 1997. This reduction of depreciation and amortization expenses primarily related to intangible assets that became fully amortized during 1997. In 1997, the company recorded $4.3 million of expense to complete the amortization of a prepaid reinsurance asset associated with the company's reinsurance agreements with Blue Cross and Blue Shield of Kansas City. Amortization expenses for completed components of the company's IOS project increased by $2.4 million in 1998 compared to 1997. See "Outlook - Information and operation strategy" for more information on this project.

A non-recurring charge of $900,000 was recognized in the fourth quarter of 1998 for anticipated expenses relating to the company's strategic realignment, including among other things, a planned reduction of the company's work force and changes in health care benefits. In
1997, the company expensed $3.3 million related to costs associated with the relocation of the company's St. Louis-based claims, customer service, billing, and provider services functions to its Springfield, Missouri, facility and a new facility in Cape
Girardeau, Missouri.

In the third quarter of 1997, the company recorded a $29.5 million loss reserve for estimated losses relating to its contract with the Missouri Consolidated Health Care Plan (MCHCP). The reserve is based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principals. There can be no assurance that the amount of this loss reserve will be sufficient to cover all future losses that may be associated with the MCHCP contract.

OPERATING INCOME (LOSS)

The company's operating loss decreased from $61.0 million in 1997 to $4.2 million in 1998. Excluding the non-recurring relocation and restructuring charges and the charge for the MCHCP loss reserve, the operating loss decreased from $28.2 million in 1997 to $3.3 million in 1998.

The operating loss, excluding non-recurring relocation and restructuring charges and the charge for the MCHCP loss reserve, for the company's underwritten segment was $22.3 million in 1998 compared to an operating loss of $37.7 million in 1997. The decrease in losses in 1998 is partially attributable to the increase in the company's overall premium rates.

Excluding non-recurring relocation and restructuring charges, the company's self-funded segment experienced operating income of $18.9 million in 1998 as compared to operating income of $9.5 million for 1997. The improvement in 1998 operating income is partially the result of the continued positive performance of HealthLink, which added an additional $7.9 million to this segment's operating income in 1998 as compared to 1997. HealthLink's operating income is inclusive of $2.8 million and $3.1 million in 1998 and 1997, respectively, for amortization expenses related to goodwill and other intangible assets that were acquired through the company's HealthLink acquisition.

NET INVESTMENT INCOME

Net investment income includes investment income in the form of interest and dividend income and net realized gains from the sale of portfolio securities. Net investment income of $18.7 million in 1998 represents a decrease of $14.5 million from 1997, inclusive of a $13.3 million decrease in realized gains, net. Realized gains in 1997 include a $5.7 million gain on the sale of company-owned life insurance policies as well as additional 1997 net realized gains from the liquidation of equity securities due to the company's intent to increase its holdings of fixed income securities and the company's decision to repay $15.0 million of its debt in the first quarter of 1997.

PROVISION (BENEFIT) FOR INCOME TAXES

The company's effective income tax provision (benefit) rate was 40.4 percent and (28.4) percent for 1998 and 1997, respectively. The company's effective tax provision (benefit) rates for 1998 and 1997 were affected by non-deductible goodwill amortization. The company's effective income tax benefit rate for 1997 was also affected by gains from the liquidation of company-owned life insurance policies. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The company believes that uncertainty exists with respect to the future realization of the undistributed losses of minority-owned subsidiary companies. Therefore, the company maintained a valuation allowance relating to such items of $0.1 million as of December 31, 1998, and 1997. Based upon all the available evidence, management believes it is more likely than not that the company will realize its remaining deferred tax assets and, accordingly, no valuation allowance has been provided against such remaining assets as of December 31, 1998, and 1997.

NET INCOME (LOSS)

The company's net income for 1998 was $5.7 million, or $0.30 per share, compared to a net loss of $24.0 million, or $1.29 per share for 1997. Excluding the non-recurring restructuring and relocation charges and the charge for the MCHCP loss reserve, the company had net income of $6.2 million, or $0.33 per share, in 1998, compared to a net loss of $2.7 million, or $0.14 per share, in 1997.

COMPARISON OF RESULTS FOR 1997 TO THE RESULTS FOR 1996

REVENUES

UNDERWRITTEN

Premium revenue increased $59.3 million to $654.3 million in 1997 from $595.0 million in 1996. As described below, components of premium revenue were affected by shifts in product mix, rate increases and other factors; and as a result, such changes may not be indicative of future periods.

PPO premium revenue increased $11.8 million in 1997 -- $17.2 million due to a 3.6 percent increase in net premium rates. This increase was partially offset by a $5.4 million decrease resulting primarily from product mix shifts within the PPO product family, such as the shift in membership to AllianceChoice, a lower-cost, non-gatekeeper point-of-service (POS) product. Alliance PPO member months decreased by 539,300 in 1997 compared to 1996, while AllianceChoice POS member months increased by 544,800 in 1997 as compared to 1996. Net rates increased due in part to the company's targeted general rate increases averaging 7 percent to 18 percent during 1997 enrollment periods. Net rate increases are lower than the targeted range due in part to changes in deductibles, the timing of group renewals throughout the year, and product mix changes. The company also began offering its PPO product in Illinois at the end of the first quarter of 1997. Included in the Alliance PPO member count in the company's membership table were 2,200 PPO Illinois members at December 31, 1997.

HMO premium revenue increased $44.0 million, or 31.6 percent -- $40.7 million due to a 31.4 percent increase in member months and a $3.3 million increase resulting from a marginal increase in premium rates. Net premium rates have increased only slightly, despite the company's targeted renewal rate increases of 7 percent to 18 percent during 1997 enrollment periods, due to HMO competition in the company's HMO service areas; the status of a large group (Missouri Consolidated Health Care Plan) with which the company has limited ability to increase premium rates; shifts in chosen benefit levels; changes in the geographic mix of the HMO business; and product mix shifts due to various new products. Membership increases were driven primarily by the company's HealthNet Blue POS products as well as the company's efforts to expand geographically within the State of Missouri. HealthNet Blue POS gained 7,300 members, or 49.9 percent, in southeast Missouri from December 31, 1996, to December 31, 1997. As of December 31, 1997, there were approximately 14,900 members enrolled in BlueCHOICE HMO and POS products in the six-county area surrounding Joplin, Missouri, representing an increase of 7,200 members over December 31, 1996.  In addition, as of
December 31, 1997, there were 11,000 members enrolled in BlueCHOICE HMO and POS products in the southwest Missouri area surrounding Springfield, an increase of 9,300 over December 31, 1996. Partially included in the aforementioned HMO membership increases is an increase in the company's MCHCP membership of 15,500 between
December 31, 1996, and December 31, 1997.    In addition, the
company made a decision to discontinue its Medicaid product in the 18-county central Missouri region as of March 31, 1998. This determination was made due to what the company believes were unacceptable terms proposed by the State of Missouri. As of December 31, 1997, the company had approximately 5,100 members enrolled in its Medicaid product.

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

Revenue from other specialty services, which include certain of the company's drug and dental health care benefit plans, increased $8.2 million due to a 12.6 percent increase in member months and a 12.4 percent increase in net premium rates. The company's drug product revenues increased $7.4 million due primarily to a 13.7 percent increase in member months in 1997 as compared to 1996.

SELF-FUNDED

Fees and other income from administrative services only/self-funded and network services increased in 1997 by $6.8 million. ASO revenues from HealthLink increased by $10.1 million in 1997 as compared to 1996. HealthLink's 1997 and 1996 revenues include $7.5 million and $2.7 million of revenues, respectively, from HealthLink HMO, Inc. (HealthLink HMO), which was only 50 percent owned by HealthLink (and not consolidated with the company's operations) prior to its May 31, 1996, acquisition from a subsidiary of Blue Cross and Blue Shield of Kansas City. HealthLink's revenues also increased due to membership gains in its PPO products of approximately 10.7 percent or 71,900 members from December 31, 1996, to December 31, 1997. HealthLink's increases in fees and other income were partially offset by two main factors - decreases to revenue caused by a decline in the HMO self-funded membership of 2,700 members from December 31, 1996, to December 31, 1997, and a decline in the overall PPO self-funded membership of 20,700 members over the same time period.

Three large self-funded group cancellations were effective as of January 1, 1998. As of December 31, 1997, these three groups encompassed approximately 72,000 members, approximately 30,000 of which enrolled in HealthLink's self-funded ASO plans in 1998.

OPERATING EXPENSES

The overall medical loss ratio increased by 2.2 percent to 84.8 percent in 1997 from 82.6 percent in 1996 primarily as a result of (1) competitive pricing of managed care products, especially in the St. Louis metropolitan market area, (2) higher medical expenses, especially as driven by increased cost and utilization of both outpatient services and drug therapies, (3) growth in regions outside of the metropolitan St. Louis area that have less cost-efficient networks, (4) an increase to claims reserves of $3.0 million in 1997 for the estimate of claims that had been incurred but not reported in 1996, and (5) the poor performance of MCHCP that resulted in large underwriting losses.

Commission expense increased by $2.5 million, or 9.3 percent in 1997. The commission expense ratio of 4.1 percent for 1997 remained unchanged from 1996.

General and administrative expenses (excluding depreciation and amortization) increased $11.1 million, or 8.6 percent in 1997 compared to 1996. This increase is primarily due to a $6.7 million increase in HealthLink general and administrative expenses (excluding depreciation and amortization) in 1997, inclusive of a $3.9 million increase in HealthLink HMO expenses. HealthLink's expenses increased in order to appropriately manage its membership growth as described elsewhere herein. The company's general and administrative expense ratio (excluding depreciation and amortization) improved to 19.5 percent for 1997 compared to 19.7 percent for 1996. Prior to December 31, 1997, the company offered its HealthNet Blue products pursuant to a joint venture agreement with MedAmerica HealthNet, Inc. (MHI), a physician hospital organization. MHI filed for bankruptcy and voted to dissolve the physician hospital organization. Consequently, the pertinent provisions of the provider contracts between MHI and the southeast Missouri doctors, hospitals and ancillary service providers were selectively assigned to the company in early 1998. The company recorded a $1.7 million charge related to a receivable from MHI that was written off in the fourth quarter of 1997 after MHI declared bankruptcy. Excluding this $1.7 million charge, the company's general and administrative expense ratio for 1997 (excluding depreciation and amortization) was 19.2 percent.

Depreciation and amortization expenses increased to $23.1 million in 1997 from $15.0 million in 1996. The primary cause for this $8.1 million increase is an additional $4.9 million of IOS amortization expense incurred in 1997 as compared to 1996. See "Outlook - Information and operations strategy" for more information related to the IOS project. In addition, the company amortized an additional $2.6 million in 1997 compared to 1996 for prepaid reinsurance payments associated with the company's reinsurance agreements with Blue Cross and Blue Shield of Kansas City.

Non-recurring relocation charges in 1997 and 1996 include $3.3 million and $4.5 million, respectively, related to costs associated with the relocation of the company's St. Louis-based claims, customer service, billing and provider services functions to its Springfield, Missouri, facility and a new facility in Cape Girardeau, Missouri.

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

The operating loss, excluding non-recurring relocation charges and the charge for the MCHCP loss reserve, for the company's underwritten segment was $37.7 million in 1997 compared to a loss of $11.0 million in 1996. The increase in losses in 1997 is primarily attributable to a combination of pricing and medical cost trends, including higher outpatient utilization and drug costs.

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

PROVISION (BENEFIT) FOR INCOME TAXES

The company's effective income tax (benefit) provision rate was (28.4) percent and 48.2 percent for 1997 and 1996, respectively. The company's effective income tax benefit rate for 1997 was affected by gains from the liquidation of company-owned life insurance policies as well as non-deductible goodwill amortization. The 1996 effective provision rate was also affected by non-deductible goodwill amortization.

NET INCOME (LOSS)

The company's net loss for 1997 was $24.0 million, or $1.29 per share, compared to a net loss of $2.0 million, or $0.11 per share for 1996. Excluding the non-recurring relocation charges and the charge for loss reserves, the company had a net loss of $2.7 million, or $0.14 per share, for 1997, compared to net income of $0.9 million, or $0.05 per share, for 1996.

LIQUIDITY AND CAPITAL RESOURCES

The company's working capital as of December 31, 1998 was $64.5 million, a decrease of $5.2 million from December 31, 1997. The decrease is partially attributable to $8.0 million of additional debt from the company's reducing revolving credit facility that became a current payable during 1998. The company also repaid $3.9 million of the debt during 1998 pursuant to the credit facility's requirements. In addition, the company capitalized $12.5 million of costs for property and equipment purchases, $8.4 million of which relates to capitalized IOS development costs.

Net cash provided by operations totaled $11.0 million for the year ended December 31, 1998. The company's net income was $5.7 million, which included (on a before-tax basis) $3.9 million of realized gains from the sale of investments, $9.1 million for the MCHCP loss reserve amortization, and $19.3 million of depreciation and amortization expenses. In addition, other assets, medical claims payable, obligations for employee benefits, receivables from members and net intercompany receivables were affected by the timing of operating cash payments and receipts, intercompany tax settlements, as well as changes in membership, utilization and claims payment trends and actuarial estimates.

Net cash provided by investing activities was $7.7 million for the year ended December 31, 1998. This amount was $20.5 million less than the prior year primarily due to a decrease of $11.6 million in long-term debt and capital lease obligation payments during 1998 as compared to 1997.

In the fourth quarter of 1997, the company amended its revolving credit facility (the Credit Agreement), the material terms of which are as follows: (1) the borrowings under the Credit Agreement will bear interest at 2.75 percent above the one-month floating London
Interbank Offered Rate (LIBOR), (2) certain financial covenant calculations were modified and the financial covenant requirements were adjusted, (3) the maximum commitment of the Credit Agreement was reduced to $50 million as of October 1, 1997, with $1.25 million quarterly reductions through 1998 and subsequent $2.5 million quarterly reductions through June 30, 2000, with the remaining commitment under the Credit Agreement terminating on August 10, 2000, (4) mandatory reductions to the commitment, together with prepayments, are required upon the happening of certain extraordinary events, (5) stricter limits were placed on the company's ability to incur additional debt, and (6) stricter limits were placed on capital expenditures as well as the company's ability to make investments and acquisitions. The company's commitment under the Credit Agreement was reduced by an additional $1.9 million during 1998, pursuant to the Credit Agreement, due to the sale by the company's HealthLink subsidiary of its former headquarters building. HealthLink relocated to a leased facility.

The company primarily invests positive cash flow in fixed income securities. The company's investment policies are designed to preserve principal, maximize yield and provide liquidity to meet anticipated obligations. The company's available-for-sale securities primarily include fixed-rate government securities and corporate bonds as well as mortgage-backed securities and other asset-backed securities.

On August 29, 1997, the company reported the commencement of the litigation with MCHCP and estimated losses (giving effect to all possible renewal terms of the MCHCP contract without requested rate increases) in the range of $30 million to $40 million. In the third quarter of 1997, the company took a pre-tax charge of $29.5 million, which was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. The company was advised by the Missouri Department of Insurance (DOI) in March 1998, that the entire amount of the reserve for the MCHCP contract recorded by the company for projected losses under the contract through the year 2000, must, for statutory accounting purposes, be recorded by the company's subsidiary, HMO Missouri, Inc. (BlueCHOICE), on its statutory filings with the DOI. With the prior regulatory approval of the DOI, BlueCHOICE issued surplus notes to the company in the amount of $29 million to ensure the statutory solvency of BlueCHOICE. While management of the company believes the current provision for losses is adequate, if the actual public entity membership in MCHCP grows at a rate in excess of the rate used in the actuarial estimates, or if the projected limited rate increases and medical cost trends should differ materially from those assumed in the actuarial estimates, then the amount of the reserve recorded to date could be insufficient to cover all future losses which may be associated with the MCHCP contract, and such losses could have a material adverse effect on the company and the market for the company's stock.

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

Under applicable state regulations, certain of the company's subsidiaries are required to retain cash generated from their operations. After giving effect to such restrictions and the surplus notes issued to the company by BlueCHOICE as described in the preceding paragraph, the company had approximately $12.5 million in cash and investments available for general corporate purposes without regulatory approval. The decline in this figure from $48.5 million as of December 31, 1996, is primarily due to the funding requirements of the company's HMO subsidiary related to the MCHCP loss reserve as described elsewhere herein.

Other than continued investment in information technology, investment in new benefit programs and debt repayment, the company currently has no definitive material commitments for future use of its current or expected levels of available cash resources; however, management continually evaluates opportunities to expand the company's specialty managed care services and health plan operations. The company's expansion options may include additional acquisitions and internal development of new products and programs. The company's available cash resources will remain in interest-bearing investments until they are utilized for such purposes.

OUTLOOK

Except for the historical information contained herein, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements typically, but not exclusively, are identified by the inclusion of phrases such as "the company anticipates," "the company believes," "the company expects," "the company plans," "the company intends," and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that may cause the company's actual results of operations, financial condition or business performance to be materially different from the results of operations, financial condition or business performance expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the possibility that court approval of the final settlement agreement, as amended, entered into with the Missouri Attorney General and Department of Insurance (DOI), referenced elsewhere herein, would not be obtained, or if obtained could include conditions that are not acceptable to the parties; the possibility that all remaining contingencies and conditions to the parties' obligations to effect the proposed settlement transaction would not be met or otherwise satisfied; the Office of Personnel Management audit of BlueCHOICE; pending litigation, including the subscriber class action litigation; potential loss of "Blue Cross" and "Blue Shield" licenses by BCBSMo, the company and its controlled affiliates; government regulation and health care reform; Missouri Consolidated Health Care Plan issues; market competition and consolidation; escalating health care costs; dependence on sales to individuals; recontracting efforts and potential nonrenewal of subscriber and provider agreements; voting control by BCBSMo; changes in key management; variability of operating results and stock price; Credit Agreement restrictions; the Year 2000 issue; and other factors discussed under the caption entitled "Factors that May Affect Future Results of Operations, Financial Condition or Business" of Part I, Item 1 of this Annual Report, the caption in Note 13 entitled, "Contingencies" of Part II,
Item 8 of this Annual Report, and elsewhere in the company's SEC reports.

OPERATING OUTLOOK

The following statements are based on short-term expectations. The statements are forward-looking and actual results may differ materially. Reference is made to the information set forth under the captions "Safe Harbor Statement" and "Factors that May Affect Future Results of Operations, Financial Condition or Business" of
Part I, Item 1, of this Annual Report.

The company's performance targets for 1999 include: average premium revenue growth per member per month in the 9 percent to 10 percent range, reflecting price increases up to the high teens to low twenties (in percentages) for some categories of members, consistent with market trends; maintaining the medical loss ratio in the low to mid-eighties (in percentages), with an anticipated net medical cost increase per member per month of approximately 7 percent to 9 percent, inclusive of pharmacy benefits, medical services and the cost of government-mandated benefits; continued control of core overhead expenses, with amortization expense for corporate initiatives, Year 2000 programming expenses and other initiatives contributing to a general and administrative expense ratio in the low twenties (in percentages).

The company's ability to deliver these performance targets is dependent on, among other things, achieving targeted sales to new members and retention rates at higher prices, and realizing projected medical and overhead cost savings.

STRATEGIC REALIGNMENT

The company recently announced a strategic realignment of business operations to control overall general and administrative expenses for 1999. By reducing personnel and other administrative expenses, the company's goal is to offset anticipated 1999 investments in new products, further expansion of the HealthLink network in regions outside of Missouri and other items. The realignment plan calls for the reduction of approximately 135 positions, or approximately 7.5 percent of the company's workforce, by the middle of 1999. These positions are expected to be eliminated through strategic reductions and attrition and will be offset to a small degree by positions added in other growing business areas. The company's goal also is to control general and administrative costs by decreasing the use of outside consultants, changing employee health care benefits, and reducing software costs, travel, entertainment, and other expenses. As a result of the company's strategic realignment, the company recorded a charge of $0.9 million in the fourth quarter of 1998. There can be no assurance that the goals of the company's strategic realignment will be achieved.

INFORMATION AND OPERATIONS STRATEGY

In 1995, the company implemented a comprehensive information and operations strategy (IOS) to assist the company in implementing its managed care strategy of delivering access to cost-efficient medical care consistent with quality outcomes. The company believes that controlling medical costs in the future will be highly dependent on readily accessing both member and provider medical information at a detail level that provides real-time analytical support. The company receives capital expenditure authorizations from the Board of Directors to expend funds for the project subject to periodic review by an ad-hoc committee of the board. In 1998, the company incurred capitalized expenditures of $8.5 million on this project. Cumulatively, since 1995, the company has incurred capitalized expenditures of $47.5 million. The company anticipates that it will expend approximately $8 million to $9 million for capitalized costs related to this project in future years. While management believes that the IOS project will initially be dilutive to earnings per share, it is believed that opportunities exist for significant medical and administrative savings, which are expected to provide a payback and contribute to earnings per share over the long term.

YEAR 2000 ISSUE

The company has a program to evaluate its major systems, processes and equipment to minimize the possibility of a material disruption to its business due to Year 2000 problems (e.g. the difficulties of certain computers, computer programs and other equipment to distinguish between the year 1900 and the year 2000). The program was initiated in 1996 and includes an inventory of software, hardware and related infrastructure components; assessments and decisions to retire, replace or remediate these elements as well as to establish how critical they are to continued operations; a strategy to conduct integrated testing of critical applications and technology infrastructure; and the development of contingency plans.

The inventory and assessment phases of the Year 2000 program are substantially complete and include information technology such as application software on various platforms (mainframe, midrange and personal computer), system software and data/voice communication networks; as well as facility equipment such as elevators, security and building control systems. Although the company is increasing its use of client server applications, the majority of its application and system software uses a mainframe platform with COBOL programming. The company believes that at December 31, 1998, approximately 95 percent of these COBOL programs were Year 2000 ready. The remaining COBOL programs are expected to be Year 2000 ready by March 31, 1999. The balance of the company's other system modifications is expected to be completed by September 30, 1999, with the majority of these modifications currently under way. The company's plan for completion of this project is partially dependent upon the work of third parties. The company has limited internal exposure to equipment with embedded technology and expects any affected equipment to be ready before January 1, 2000.

Integrated testing of purchased or internally developed applications, hardware, operating systems and other support software began in the fourth quarter of 1998. This integrated testing (including the leap year test) includes advancing the hardware dates forward to several key dates in the year 2000. Testing will continue through the end of 1999 for existing systems, new releases and enhancements to provide for continued readiness and to prevent reappearance of Year 2000 problems.

The total cost associated with the modifications required to become Year 2000 ready is estimated to be approximately $12 million to $13 million. The increase from the $10 million to $12 million range reported in the company's Form 10-Q for the period ended September 30, 1998, relates to recently identified incremental Year 2000 readiness costs associated with the company's data warehouse applications and more complete cost estimates for integrated testing. The company is expensing all costs associated with these changes as they are incurred. From 1996 through December 31, 1998, the company has cumulatively expensed $7.4 million on this project, with $4.7 million expensed in 1998. These costs are being funded internally through operating cash flows or investment sales and represent less than 10 percent of the company's information technology budget over the life of the Year 2000 program.

In addition to internal Year 2000 implementation activities, some of the company's computer systems and business operations are provided by outside suppliers. As part of the program, the company is asking for the readiness status of its critical vendors, providers and suppliers. There can be no assurance that there will not be an adverse effect on the company if critical vendors, suppliers and providers, such as major health care providers, third parties performing delegated services or utility companies do not convert their systems in a timely manner and in a way that is compatible with the company's systems.

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

The company is currently preparing its contingency plan in the event that full Year 2000 readiness for critical business functions is not achieved. The company expects to have the plan substantially defined on or before the end of the second quarter of 1999.
However, there can be no assurance that the company or any third party upon which the company depends will be able to achieve Year 2000 readiness or will have sufficient contingency plans, which could have a material adverse effect on the company and the market for the company's stock.

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

RECENT LEGISLATION

The Health Insurance Portability and Accountability Act of 1996 requires private health insurance coverage to be "portable" by employees from job to job and eliminates coverage limitations for pre-existing health conditions. The State of Missouri also has recently passed legislation that mandates various lengths of stay for maternity patients and imposes a number of new restrictions on managed care organizations, which include, among others, health maintenance organizations, health insurers and utilization review organizations. In addition, the Balanced Budget Act of 1997, and the regulations promulgated thereunder, establish a new Medicare+Choice program that significantly expands the health care options to Medicare beneficiaries and imposes a number of new restrictions and requirements on health plans, such as BlueCHOICE, that offer a Medicare+Choice plan. Finally, the State of Illinois recently revised its regulations governing the activities of preferred provider organizations, such as HealthLink, which now impose a number of new provider and client contracting requirements. Although the impact of the provisions of this recent legislation and any future legislation cannot be fully predicted at this time, management of the company believes that the ultimate outcome will not have a material adverse effect on the company. However, there can be no assurance that the company will be able to obtain or maintain required governmental approvals or licenses or that any current or proposed federal and state legislation or other regulatory reform imposed on the company and its subsidiaries will not have a material adverse effect on the company's business or results of operations in the future.

INFLATION

Health care costs in the United States have increased more rapidly than the national consumer price index in recent years, and that trend is expected to continue. The company believes that it has reduced the impact of such increases by expanding its provider networks, establishing risk-sharing agreements and strengthening its underwriting standards. However, there can be no assurance that the company's efforts to reduce the impact of inflation will be effective or that premium increases will equal or exceed increasing health care costs.

RECENTLY ISSUED ACCOUNTING STANDARDS

See the description under the same caption in Note 2 of the Notes to Consolidated Financial Statements of Part II, Item 8, of which is incorporated herein by reference.

CONTINGENCIES

See description under the same caption in Note 13 of the Notes to Consolidated Financial Statements of Part II, Item 8, of which is incorporated herein by reference.


    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INVESTMENTS AVAILABLE FOR SALE

The company's available-for-sale securities (See Note 4 of the Notes to Consolidated Financial Statements for further breakdown of the available-for-sale securities) are exposed to market risk from changes in interest rates, as rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. The company's objective in managing interest rate risk is to meet the strategic operating needs of the company by safeguarding principal, providing sufficient liquidity to meet business needs and realizing optimal real returns within acceptable risk levels, while at all times adhering to the restrictions of the Missouri and Illinois Departments of Insurance.
The company's management is responsible for recommending external portfolio managers and the company's Finance and Investment
Committee (F&I Committee), comprised of certain members of the company's Board of Directors, is responsible for approving the selection of these external managers, including the specific portfolio guidelines and restrictions to be included in the management agreements. The company's investment guidelines are generally conservative and are established with the expectation of receiving reasonable rates of return at reasonable levels of risk.
The company's management is also responsible for recommending the percentage distribution of the portfolio between short-term, fixed income, and equity investments for the F&I Committee's approval.
The company's objective is to diversify to reduce volatility through exposure to various investment styles. Managers of each external portfolio are expected to exceed a specific index which is comparable to its style of management.

The company classifies its investments as available-for-sale. Accordingly, the company's investments are reported on the company's Consolidated Balance Sheets at fair value. Changes in market interest rates result in an unrealized gain or loss, which is included in the reported fair value of the recorded securities, with an offsetting amount (net of taxes) recorded in shareholders' equity, and no related or immediate impact to the results of operations. At December 31, 1998, the company recorded an unrealized gain on these investments; however, the fair value of the securities could potentially decrease to an unrealized loss position, depending upon changes in market rates and other factors. As of December 31, 1998, the company had $208.3 million invested in available-for-sale securities at fair value. The analyses below are based on $192.2 million of the company's available-for-sale securities that are managed externally, with a weighted-average yield to maturity of 5.69 percent. The company's available-for-sale securities primarily include fixed-rate government securities and corporate bonds as well as mortgage-backed securities and other asset-backed securities. The remaining $16.1 million of the company's available-for-sale securities were not included in the analyses as the investments are primarily either internally managed or represent short-term money market funds. The market risks related to these internally managed and short-term investments are not deemed to be material to the analyses presented below. A breakdown of the effective maturity and effective duration of the $192.2 million of externally managed fixed maturity investments is as follows:

 Effective Maturity     % of Total    Effective Duration     % of Total
     (in years)            Held           (in years)            Held
    0.00 - 0.99            5.80          0.00 - 0.99            7.49
    1.00 - 2.99           23.74          1.00 - 2.99           36.28
    3.00 - 4.99           23.96          3.00 - 3.99           18.22
    5.00 - 9.99           36.89          4.00 - 5.99           17.99
   10.00 - 19.99           4.73          6.00 - 7.99           12.84
      20.00 +              4.88             8.00 +              7.19


The following table shows the effect of changes in interest rates on the company's investment return, duration and market value. The analysis below incorporates the prepayment risk associated with the company's investments in callable securities as well as the optionality of its mortgage-backed and asset-backed securities. The analysis includes a twelve month projection of market values given the applicable changes in yields from that which existed at year-end 1998 with the assumption that investment income is reinvested.

                           Return %
 Yield Change                                      Effective
(basis points)   Total     Income      Price       Duration      Market Value
   -300          17.47      5.16       12.31         4.16          $225,763
   -250          15.29      5.22       10.07         4.06           221,579
   -200          13.17      5.27        7.90         3.97           217,508
   -150          11.16      5.34        5.82         3.88           213,651
   -100           9.27      5.43        3.84         3.84           210,008
    -50           7.49      5.56        1.92         3.87           206,583
     0            5.69      5.69        0.00         3.95           203,132
     50           3.80      5.78       -1.98         4.08           199,494
    100           1.84      5.84       -4.00         4.20           195,731
    150          -0.14      5.89       -6.02         4.28           191,932
    200          -2.10      5.92       -8.02         4.32           188,166
    250          -4.02      5.95       -9.97         4.34           184,469
    300          -5.92      5.98      -11.90         4.34           180,813


To summarize, a decrease in effective interest rates would result in an increase in the fair value of the company's portfolio with an offsetting increase (net of taxes) recorded in shareholders' equity. Alternatively, an increase in interest rates would result in a decrease in the fair value of the company's portfolio with an offsetting decrease (net of taxes) recorded in shareholders' equity. There can be no assurance that actual changes in interest rates will have the effects as presented above, as this analysis includes various assumptions, and changes in these assumptions, as well as various other factors causing market volatility, could result in material differences from the figures presented above.

LONG-TERM DEBT

During 1998, the company was exposed to changes in interest rates through the company's revolving credit facility (Credit Agreement) with Bank of America National Trust and Savings Association (B of A) and a syndicate of banks. This exposure was primarily linked to the adjusted London Interbank Offered Rate (LIBOR). The company's debt under the Credit Agreement was subject to interest at 2.75 percent above LIBOR and was adjusted monthly accordingly. A hypothetical 10 percent increase in LIBOR would have increased the company's interest expense by $0.4 million during 1998. At December 31, 1998, the company had $43.1 million outstanding under the Credit Agreement (see Note 10 of the Notes to Consolidated Financial Statements for further information related to the company's Credit Agreement). The company expects to continue to denominate the borrowings under the Credit Agreement as an offshore rate loan bearing interest at LIBOR plus 2.75 percent. However, as an alternative, the company may denominate the borrowings as a base rate loan which bears interest at 1.75 percent above the higher of the latest federal funds rate plus 0.5 percent or B of A's reference rate, which approximates the prime rate. In either case, the applicable interest rate is expected to be adjusted on a monthly basis. The maximum commitment of the Credit Agreement was reduced to $43.1 million as of December 31, 1998, with $2.5 million quarterly reductions scheduled through June 30, 2000, and the remaining commitment terminating on August 10, 2000. In addition, mandatory reductions to the commitment, together with prepayments, are required upon the happening of certain extraordinary events such as the issuance of debt securities or the sale of a subsidiary.

        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:
                                                                                  Page
Consolidated Balance Sheets, December 31, 1998, and 1997                           53
Consolidated Statements of Income for the years ended
     December 31, 1998, 1997 and 1996                                              54
Consolidated Statements of Changes in Shareholders' Equity for the years ended
     December 31, 1998, 1997 and 1996                                              55
Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996                                              56
Notes to Consolidated Financial Statements                                         57
Reports of Independent Accountants                                                 87
Financial Statement Schedule - Condensed Financial Information of Registrant       89

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE

On June 23, 1997, the company dismissed Price Waterhouse LLP (PW) as its independent accountants. The reports of PW on the financial statements for the fiscal year ended December 31, 1996, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.
The company's Audit Committee participated in and approved the decision to change independent accountants. In connection with its audits for the 1996 fiscal year and through June 23, 1997, there were no disagreements with PW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PW would have caused them to make reference thereto in their report on the financial statements for such year. During the 1996 fiscal year and through June 23, 1997, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). The company requested that PW furnish it with a letter addressed to the SEC stating whether or not it agreed with the above statements. A copy of such letter, dated June 27, 1997, was filed as Exhibit 16 to the company's report on Form 8-K filed with the Securities and Exchange Commission on June 30, 1997.

The company engaged Coopers & Lybrand L.L.P. (C&L) as its new independent accountants as of June 23, 1997. During the 1996 fiscal year and through June 23, 1997, the company had not consulted with C&L regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the company's financial statements, and either a written report was provided to the company or oral advice was provided that C&L concluded was an important factor considered by the company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During 1998, PW and C&L merged to form PricewaterhouseCoopers LLP, which the company has retained as its independent accountants.

                              PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the heading "Election of Directors" (except the information set forth under the subcaptions thereunder, "Compensation of Directors" and "Meetings of Board and Committees") and the information included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 1999, is incorporated herein by reference.

Pursuant to General Instruction G(3) to Form 10-K, information as to executive officers of the company is set forth in Part I of this Form 10-K under separate caption.

                  ITEM 11.  EXECUTIVE COMPENSATION

The information included under the headings "Executive Compensation and Other Information" (except the information set forth under the subcaptions thereunder, "Report of the Compensation Committee of the Board of Directors" and "Company Performance") and "Election of Directors - Compensation of Directors" in the company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held
May 11, 1999, is incorporated herein by reference.


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                             MANAGEMENT

The information included under the heading "Ownership of RightCHOICE Capital Stock" in the company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 1999, is incorporated herein by reference.

      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note 15, entitled "Transactions with Blue Cross and Blue Shield of Missouri" of Part II, Item 8, Financial Statements and Supplementary Data, contains financial information relating to the company's transactions with BCBSMo.

The information included under the heading "Certain Transactions" in the company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 11, 1999, is incorporated herein by reference.

                               PART IV


    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                             ON FORM 8-K

a)  The following documents are filed as part of this report:

1)  Financial Statements:

     The financial statements required to be filed as part of this Form 10-K Annual Report are set forth in the index in Part II, Item 8 of this report.

2)  Financial Statement Schedules:
                                                                      Page
      The schedule required to be filed as part of this report is as follows:

      I.  Condensed Financial Information of Registrant                89

Schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the consolidated financial statements or related notes thereto.

3)  Exhibits

2     Conceptual framework for agreement to resolve litigation and regulatory issues with the Missouri Department of Insurance and the Missouri Attorney General (portion omitted pursuant to request for confidential treatment) - Incorporated by reference - previously filed as Exhibit 2 to the company's Form 10-Q for the period ending March 31, 1998.*

2.1 Reorganization Agreement between the Registrant, Healthy Alliance Life Insurance Company (HALIC) and Blue Cross and Blue Shield of Missouri (BCBSMo) - Incorporated by reference - previously filed as Exhibit 2.1 to the company's Form 10-K for the period ending December 31, 1994.*

2.1.1 Supplement to the Reorganization Agreement between the Registrant, Healthy Alliance Life Insurance Company (HALIC) and Blue Cross and Blue Shield of Missouri (BCBSMo) - Incorporated by reference - previously filed as Exhibit 2.1.1 to the company's Form 10-K for the period ending December 31, 1995.*

3.1 Articles of Incorporation of the Registrant - Incorporated by reference - previously filed as Exhibit 3.1 to Registration
Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

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

10.3 Network Rental Agreement between the Registrant and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.3 to the company's Form 10-K for the period ending December 31, 1994.*

10.4.1 Amended and Restated Administrative Services Agreement between the Registrant and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.4.1 to the company's Form 10-K for the period ending December 31, 1997.*

10.5.1     Amended and Restated Tax Allocation Agreement -
Incorporated by reference - previously filed as Exhibit 10.5.1 to the company's Form 10-K for the period ending December 31, 1997.*

10.6.3 Letter Agreement with BCBSA regarding the issuance of Blue Cross and Blue Shield licenses - Incorporated by reference - previously filed as Exhibit 10.6.3 to the company's Form 10-K for the period ending December 31, 1997.*

10.6.4 Blue Cross License Agreement between Blue Cross and Blue Shield Association (BCBSA) and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.6.4 to the company's Form 10-K for the period ending December 31, 1997.*

10.6.5 Blue Cross License Agreement between BCBSA and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.6.5 to the company's Form 8-K filed on November 25, 1998.*

10.6.6 Addendum to Blue Cross License Agreement between BCBSA and BCBSMo - Incorporated by reference - previously filed as Exhibit
10.6.6 to the company's Form 8-K filed on November 25, 1998.*

10.6.7     Summary of Approved Changes to the Blue Cross Primary
License Agreement.

10.7.3 Blue Shield License Agreement between BCBSA and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.7.3 to the company's Form 10-K for the period ending December 31, 1997.*

10.7.4 Blue Shield License Agreement between BCBSA and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.7.4 to the company's Form 8-K filed on November 25, 1998.*

10.7.5 Addendum to Blue Shield License Agreement between BCBSA and BCBSMo - Incorporated by reference - previously filed as Exhibit
10.7.5 to the company's Form 8-K filed on November 25, 1998.*

10.7.6     Summary of Approved Changes to the Blue Shield Primary
License Agreement.

10.8.2 Blue Cross Controlled Affiliate License Agreement among BCBSA, HMO Missouri, Inc., and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.8.2 to the company's Form 10-K for the period ending December 31, 1997.*

10.8.3 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HMO Missouri, Inc. - Incorporated by reference - previously filed as Exhibit 10.8.3 to the company's Form 8-K filed on November 25, 1998.*

10.8.4     Addendum to Blue Cross Controlled Affiliate License
Agreement among BCBSA, BCBSMo, and HMO Missouri, Inc. - Incorporated by reference - previously filed as Exhibit 10.8.4 to the company's Form 8-K filed on November 25, 1998.*

10.9.2 Blue Shield Controlled Affiliate License Agreement among BCBSA, HMO Missouri, Inc., and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.9.2 to the company's Form 10-K for the period ending December 31, 1997.*

10.9.3 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HMO Missouri, Inc. - Incorporated by reference - previously filed as Exhibit 10.9.3 to the company's Form 8-K filed on November 25, 1998.*

10.9.4     Addendum to Blue Shield Controlled Affiliate License
Agreement among BCBSA, BCBSMo, and HMO Missouri, Inc. - Incorporated by reference - previously filed as Exhibit 10.9.4 to the company's Form 8-K filed on November 25, 1998.*

10.10.2 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo and the Registrant - Incorporated by reference - previously filed as Exhibit 10.10.2 to the company's Form 10-K for the period ending December 31, 1997.*

10.10.3 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo, and the Registrant - Incorporated by reference - previously filed as Exhibit 10.10.3 to the company's Form 8-K filed on November 25, 1998.*

10.10.4     Addendum to Blue Cross Controlled Affiliate License
Agreement among BCBSA, BCBSMo, and the Registrant - Incorporated by reference - previously filed as Exhibit 10.10.4 to the company's
Form 8-K filed on November 25, 1998.*

10.10.5 Summary of Approved Changes to the Blue Cross Controlled Affiliate License Agreement.

10.11.2 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo and the Registrant - Incorporated by reference - previously filed as Exhibit 10.11.2 to the company's Form 10-K for the period ending December 31, 1997.*

10.11.3 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo, and the Registrant - Incorporated by reference - previously filed as Exhibit 10.11.3 to the company's Form 8-K filed on November 25, 1998.*

10.11.4     Addendum to Blue Shield Controlled Affiliate License
Agreement among BCBSA, BCBSMo, and the Registrant - Incorporated by reference - previously filed as Exhibit 10.11.4 to the company's
Form 8-K filed on November 25, 1998.*

10.11.5 Summary of Approved Changes to the Blue Shield Controlled Affiliate License Agreement.

10.12.2 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo and HALIC - Incorporated by reference - previously filed as Exhibit 10.12.2 to the company's Form 10-K for the period ending December 31, 1997.*

10.12.3 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo, and Healthy Alliance Life Insurance Company (HALIC) - Incorporated by reference - previously filed as Exhibit 10.12.3 to the company's Form 8-K filed on November 25, 1998.*

10.12.4     Addendum to Blue Cross Controlled Affiliate License
Agreement among BCBSA, BCBSMo, and HALIC - Incorporated by reference
- previously filed as Exhibit 10.12.4 to the company's Form 8-K filed on November 25, 1998.*

10.13.2 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo and HALIC - Incorporated by reference - previously filed as Exhibit 10.13.2 to the company's Form 10-K for the period ending December 31, 1997.*

10.13.3 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HALIC - Incorporated by reference - previously filed as Exhibit 10.13.3 to the company's Form 8-K filed on November 25, 1998.*

10.13.4     Addendum to Blue Shield Controlled Affiliate License
Agreement among BCBSA, BCBSMo, and HALIC - Incorporated by reference
- previously filed as Exhibit 10.13.4 to the company's Form 8-K filed on November 25, 1998.*

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

10.33 Building Services Agreement between Forty-Four Forty-Four Forest Park Redevelopment Corporation and RightCHOICE Managed Care, Inc. dated January 1, 1995 - Incorporated by reference - previously filed as Exhibit 10.4 to the company's Form 10-Q for the period ending June 30, 1995.*

10.45 Executive Employment Agreement of John A. O'Rourke dated February 27, 1997 - Incorporated by reference - previously filed as
Exhibit 10.51 to the company's Form 10-Q for the period ending
September 30, 1997.*,**

10.46 Executive Severance Agreement between the Registrant and Edward J. Tenholder - Incorporated by reference - previously filed as Exhibit 10.46 to the company's Form 10-K for the period ending
December 31, 1997.*,**

10.47 Executive Severance Agreement between the Registrant and Sandra Van Trease - Incorporated by reference - previously filed as
Exhibit 10.47 to the company's Form 10-K for the period ending
December 31, 1997.*,**

10.48 Executive Severance Agreement between the Registrant and Herbert B. Schneiderman - Incorporated by reference - previously filed as Exhibit 10.48 to the company's Form 10-K for the period ending December 31, 1997.*,**

10.49     Officer Severance Agreement between the Registrant and
Edward J. Tenholder - Incorporated by reference - previously filed as Exhibit 10.49 to the company's Form 10-K for the period ending
December 31, 1997.*,**

10.50     Officer Severance Agreement between the Registrant and
Sandra Van Trease - Incorporated by reference - previously filed as
Exhibit 10.50 to the company's Form 10-K for the period ending
December 31, 1997.*,**

10.51     Officer Severance Agreement between the Registrant and
Herbert B. Schneiderman - Incorporated by reference - previously filed as Exhibit 10.51 to the company's Form 10-K for the period ending December 31, 1997.*,**

10.52 Form of Executive Severance Agreement between the Registrant and certain senior vice presidents of the company (and list of parties who have executed executive severance agreements) - Incorporated by reference - previously filed as Exhibit 10.52 to the company's Form 10-K for the period ending December 31, 1997.*,**

10.52.1 Updated list of certain senior vice presidents who have executed executive severance agreements.**

10.53 Form of Officer Severance Agreement between the Registrant and certain senior vice presidents of the company (and list of parties who have executed officer severance agreements) - Incorporated by reference - previously filed as Exhibit 10.53 to the company's Form 10-K for the period ending December 31, 1997.*,**

10.53.1 Updated list of certain senior vice presidents who have executed officer severance agreements.**

10.54 Form of Officer Severance Agreement between the Registrant and certain vice presidents of the company (and list of parties who have executed officer severance agreements) - Incorporated by reference - previously filed as Exhibit 10.54 to the company's Form 10-K for the period ending December 31, 1997.*,**

10.54.1 Updated list of certain vice presidents who have executed officer severance agreements.**

10.59.1 1999 Alliance Blue Cross Blue Shield Incentive Plan between the Registrant and Herb Schneiderman.**

10.60.1 1999 Alliance Blue Cross Blue Shield Incentive Plan between the Registrant and Mike Fulk.**

10.61.1 1999 Alliance Blue Cross Blue Shield / Blue Cross Blue Shield of Missouri Incentive Plan between the Registrant and John
O'Rourke.**

10.62.1 1999 Alliance Blue Cross Blue Shield Incentive Plan between the Registrant and Sandra Van Trease.**

10.63.1     1999 Blue Cross Blue Shield of Missouri Management
Incentive Plan between BCBSMo and Ed Tenholder.**

10.64     Guarantor Agreement between HMO Missouri, Inc. and Blue
Cross and Blue Shield of Missouri - Incorporated by reference - previously filed as Exhibit 10.64 to the company's Form 10-K for the period ending December 31, 1997.*

10.65     Line of Credit Agreement between HMO Missouri, Inc. and
Blue Cross and Blue Shield of Missouri - Incorporated by reference - previously filed as Exhibit 10.65 to the company's Form 10-K for the period ending December 31, 1997.*

10.66     Subordination Agreement between HMO Missouri, Inc. and
Blue Cross and Blue Shield of Missouri - Incorporated by reference - previously filed as Exhibit 10.66 to the company's Form 10-K for the period ending December 31, 1997.*

10.67 Agreement of Indemnification between Registrant and Blue Cross and Blue Shield of Missouri - Incorporated by reference - previously filed as Exhibit 10.67 to the company's Form 10-K for the period ending December 31, 1997.*

10.68 Order of Reference dated November 6, 1998 - Incorporated by reference - previously filed as Exhibit 10 to the company's Form 10-Q for the period ending September 30, 1998.*

10.69     Executive Severance Agreement between the Registrant and
Michael Fulk.**

10.70     Officer Severance Agreement between the Registrant and
Michael Fulk.**

21.1    List of Subsidiaries of the Registrant.

23.1 Consent of PricewaterhouseCoopers LLP with regard to the Registrant's Registration Statements on Form S-8 - Registration
Statement No. 33-90608, Registration Statement No. 333-33293, and
Registration Statement No. 333-33317.

27     Financial Data Schedule (Electronic Filing Only).

99.1 Settlement Agreement, dated September 20, 1998, by and among RightCHOICE Managed Care, Inc., Blue Cross and Blue Shield of Missouri, the Missouri Department of Insurance and Jay B. Angoff, its Director, and Jeremiah W. "Jay" Nixon, Attorney General of the State of Missouri - Incorporated by reference - previously filed as
Exhibit 99(a) to the company's Form 8-K filed on September 23,
1998.*

99.2 Settlement Agreement, dated September 20, 1998, by and among Jay B. Angoff, Director of the Department of Insurance of the State of Missouri, HMO Missouri, Inc., d/b/a BlueChoice, and Healthy
Alliance Life Insurance Company - Incorporated by reference - previously filed as Exhibit 99(b) to the company's Form 8-K filed on September 23, 1998.*

99.3 Settlement Agreement, dated September 20, 1998, by and among Jeremiah W. (Jay) Nixon, Attorney General, on behalf of the State of Missouri, Blue Cross Blue Shield of Missouri, RightCHOICE Managed Care, Inc., d/b/a BlueChoice, Healthy Alliance Life Insurance
Company and Preferred Health Plans of Missouri, Inc. - Incorporated by reference - previously filed as Exhibit 99(c) to the company's Form 8-K filed on September 23, 1998.*

99.4 Settlement Agreement, dated September 20, 1998, by and among Healthy Alliance Life Insurance Company, the Director of Revenue of the State of Missouri and the Director of the Department of Insurance of the State of Missouri - Incorporated by reference - previously filed as Exhibit 99(d) to the company's Form 8-K filed on September 23, 1998.*

99.5 Amendment to Settlement Agreement, dated as of March 12, 1999, by and among Jeremiah W. "Jay" Nixon, Attorney General of the State of Missouri; the Missouri Department of Insurance and A. W.
McPherson, its acting director; Blue Cross and Blue Shield of Missouri; and RightCHOICE Managed Care, Inc. - Incorporated by reference - previously filed as Exhibit 99(a) to the company's Form
8-K filed on March 15, 1999.*

99.6 Order issued by Judge Thomas J. Brown, III of the Circuit Court of Cole County, Missouri, in the case styled Blue Cross and Blue
Shield of Missouri, a Nonprofit Corporation v. Jay Angoff, Director, Missouri Department of Insurance, and Jeremiah W. (Jay) Nixon,
Attorney General of State of Missouri, Cause No. CV196-0619CC, on October 29, 1998 - Incorporated by reference - previously filed as
Exhibit 99(b) to the company's Form 8-K filed on November 2, 1998.*

99.7 Motion to Vacate Order - Incorporated by reference - previously filed as Exhibit 99(a) to the company's Form 8-K filed on November
6, 1998.*

99.8 Memorandum in Support of Motion to Vacate - Incorporated by reference - previously filed as Exhibit 99(b) to the company's Form 8-K filed on November 6, 1998.*

99.9     Complaint of Blue Cross and Blue Shield Association -
Incorporated by reference - previously filed as Exhibit 99(c) to the company's Form 8-K filed on November 6, 1998.*

99.10 Order of the Circuit Court of Cole County, Missouri, dated November 4, 1998 - Incorporated by reference - previously filed as
Exhibit 99(d) to the company's Form 8-K filed on November 6, 1998.*

99.11 Order of the Circuit Court of Cole County, Missouri, dated November 4, 1998 - Incorporated by reference - previously filed as
Exhibit 99(e) to the company's Form 8-K filed on November 6, 1998.*

99.12 Order of Missouri Supreme Court dated November 24, 1998 - Incorporated by reference - previously filed as Exhibit 99(a) to the company's Form 8-K filed on November 25, 1998.*


*Document has previously been filed with the Securities and Exchange Commission and is incorporated by reference and made a part hereof.

**Documents identified herein constitute all management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form.

b)  Reports on Form 8-K:

The company filed a report with the SEC on Form 8-K on November 2, 1998, relating to an Order issued by Judge Thomas J. Brown, III of the Circuit Court of Cole County, Missouri, in the case styled Blue Cross and Blue Shield of Missouri, a Nonprofit Corporation v. Jay Angoff, Director, Missouri Department of Insurance, and Jeremiah W.
(Jay) Nixon, Attorney General of State of Missouri, Cause No. CV196-0619CC, on October 29, 1998 (the October 29 Order).

The company filed a report with the SEC on Form 8-K on November 6, 1998, relating to an Order issued by Judge Thomas J. Brown, III on November 4, 1998, that set aside the October 29 Order and declared it to be void ab initio.

The company filed a report with the SEC on Form 8-K on November 25, 1998, relating to the reinstatement of the company's licenses to use the Blue Cross and Blue Shield service marks effective as of October 29, 1998.

The company filed a report with the SEC on Form 8-K on December 17, 1998, related to a suggested combination proposal announced at a public hearing by Blue Cross and Blue Shield of Kansas City.

The company filed a report with the SEC on Form 8-K on February 12, 1999, relating to the recommendation made by the Special Master, appointed by the Circuit Court of Cole County, Missouri, that the Settlement Agreement "not be approved in its present form."

The company filed a report with the SEC on Form 8-K on March 15, 1999, relating to the Amendment to the Settlement Agreement and the Joint Motion By All Parties and the Amici Curiae to Approve
Settlement Agreement.

The company filed a report with the SEC on Form 8-K on March 17, 1999, relating to Judge Thomas J. Brown III's statement that he has continued concerns with the Settlement Agreement, as amended.

c) See Exhibits listed in Item 14 hereof and the Exhibits attached as a separate section of this Form 10-K Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 18, 1999                      RightCHOICE Managed Care, Inc.

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

        Signature                     Title                         Date

   /s/ John A. O'Rourke        Chairman of the Board,           March 18, 1999
   John A. O'Rourke            President and Chief Executive
                               Officer

   /s/ Sandra Van Trease       Senior Executive Vice President, March 18, 1999
   Sandra Van Trease           Chief Operating Officer, Chief
                               Financial Officer (Principal
                               Financial Officer and Principal
                               Accounting Officer)

   /s/ William H. T. Bush      Director                         March 18, 1999
   William H. T. Bush

   /s/ Ronald G. Evens, M.D.   Director                         March 18, 1999
   Ronald G. Evens, M.D.

   /s/ Earle H. Harbison, Jr.  Director                         March 18, 1999
   Earle H. Harbison, Jr.

   /s/ Roger B. Porter, Ph.D.  Director                         March 18, 1999
   Roger B. Porter, Ph.D.

   /s/ Norman J. Tice          Director                         March 18, 1999
   Norman J. Tice

   /s/ Gloria W. White         Director                         March 18, 1999
   Gloria W. White



                 RIGHTCHOICE MANAGED CARE, INC.
                   CONSOLIDATED BALANCE SHEETS
        (in thousands, except shares and per share data)
                                                           December 31,
                  ASSETS                                1998        1997

  Current assets:
    Cash and cash equivalents                         $ 39,409    $ 29,872
    Investments available for sale, at market value    208,281     220,972
    Receivables from members                            68,024      60,019
    Receivables from related parties                    18,294      16,130
    Deferred income taxes                                4,798       4,994
    Other assets                                        19,818      14,410
       Total current assets                            358,624     346,397
  Property and equipment, net                           58,234      60,602
  Deferred income taxes                                 11,583      12,737
  Investments in affiliates                              5,729       8,427
  Goodwill and intangible assets, net                   74,508      78,200
       Total assets                                   $508,678    $506,363

   LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Medical claims payable                            $109,986    $112,339
    Unearned premiums                                   56,407      57,656
    Accounts payable and accrued expenses               64,754      55,892
    Current portion of long-term debt                   10,000       2,000
    Payables to related parties                         26,194      20,213
    Reserve for loss contract                            9,052       9,052
    Obligations for employee benefits                    2,954       2,935
    Income taxes payable                                10,485      12,051
    Obligations under capital leases                     4,254       4,515
       Total current liabilities                       294,086     276,653
  Reserve for loss contract                              7,259      16,311
  Long-term debt                                        33,063      45,000
  Obligations for employee benefits                     24,338      22,140
  Obligations under capital leases                       4,058       5,394
       Total liabilities                               362,804     365,498

  Shareholders' equity:
    Preferred Stock, $.01 par, 25,000,000 shares
       authorized, no shares issued and outstanding
    Common Stock:
       Class A, $.01 par, 125,000,000 shares
       authorized, 3,737,500 shares issued,
       3,710,426 and 3,709,000 shares outstanding,
       respectively                                         37          37
       Class B, convertible, $.01 par, 100,000,000
       shares authorized, 14,962,500 shares issued
       and outstanding                                     150         150
    Additional paid-in capital                         132,635     132,640
    Retained earnings                                   12,313       6,653
    Treasury stock, 27,074 and 28,500 Class A shares,
       respectively, at cost                             (383)       (404)
    Accumulated other comprehensive income               1,122       1,789
       Total shareholders' equity                      145,874     140,865
       Total liabilities and shareholders' equity     $508,678    $506,363

          See accompanying Notes to Consolidated Financial Statements.


                        RIGHTCHOICE MANAGED CARE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except shares and per share data)

                                               For the year ended December 31,
                                                1998         1997       1996
          Revenues:
             Premium                           $694,487    $654,267   $595,049
             Fees and other income               73,025      65,144     58,326
                Total revenues                  767,512     719,411    653,375

          Operating expenses:
             Health care services               579,827     555,126    491,662
             Commissions                         31,394      29,302     26,808
             General and administrative (excludes
             depreciation and amortization and
             excludes net intercompany charges of
             $11,231, $8,356 and $11,731
             respectively, allocated to
             Blue Cross and Blue Shield of
             Missouri)                          140,304     140,064    128,990
             Depreciation and amortization       19,334      23,108     14,960
             Charge for loss reserves                        29,510
             Other non-recurring charges            900       3,301      4,534
                Total operating expenses        771,759     780,411    666,954
          Operating loss                        (4,247)    (61,000)   (13,579)

          Investment income:
             Interest and dividends              14,737      15,916     14,241
             Realized gains, net                  3,932      17,268      3,291
                Total investment income, net     18,669      33,184     17,532

          Other:
             Interest expense                   (4,539)     (4,681)    (5,434)
             Other (expense) income, net          (379)     (1,058)        114
                Total other, net                (4,918)     (5,739)    (5,320)

          Income (loss) before provision
          (benefit) for income taxes             9,504     (33,555)    (1,367)
          Provision (benefit) for income taxes   3,844      (9,521)        660
          Net income (loss)                    $ 5,660    $(24,034)   $(2,027)

          Weighted average common shares
          outstanding                       18,672,100   18,672,600 18,678,700

          Basic and diluted earnings
          (loss) per share                    $ 0.30       $(1.29)    $(0.11)

         See accompanying Notes to Consolidated Financial Statements.

                                                    RIGHTCHOICE MANAGED CARE, INC.
                                                  CONSOLIDATED STATEMENTS OF CHANGES
                                                        IN SHAREHOLDERS' EQUITY
                                                    (in thousands, except shares)
                                                                                                 Accumulated
                                                             Additional                             Other
                                            Common Stock      Paid In     Retained   Treasury   Comprehensive
                                         Class A    Class B    Capital    Earnings     Stock        Income        Total
   Balance at December 31, 1995             $37      $150    $132,640     $32,714    $(266)         $7,946       $173,221

   Comprehensive loss:

    Net loss                                                              (2,027)                                 (2,027)

    Change in unrealized appreciation
    on available-for-sale securities, net
    of income tax provision of $1,048                                                                1,820          1,820

   Comprehensive loss                                                                                               (207)

   Purchase of 4,300 shares of
   Class A Common Stock, at cost                                                       (60)                          (60)

   Balance at December 31, 1996              37       150     132,640      30,687     (326)          9,766        172,954

   Comprehensive loss:

    Net loss                                                             (24,034)                                (24,034)

    Change in unrealized appreciation
    on available-for-sale securities, net
    of income tax credit of $4,386                                                             (7,977)        (7,977)

   Comprehensive loss                                                                                            (32,011)

   Purchase of 5,400 shares of
   Class A Common Stock, at cost                                                       (78)                          (78)

   Balance at December 31, 1997              37       150     132,640       6,653     (404)          1,789        140,865

   Comprehensive income:

    Net income                                                              5,660                                   5,660

    Change in unrealized appreciation
    on available-for-sale securities, net
    of income tax credit of $147                                                                     (297)          (297)

    Minimum pension liability adjustment,
    net of income tax credit of $199                                                                 (370)          (370)

   Comprehensive income                                                                                             4,993

   1,426 shares issued under the
   company's stock option plan                                    (5)                    21                            16

   Balance at December 31, 1998             $37      $150    $132,635     $12,313    $(383)         $1,122       $145,874

                                          See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)

                                              For the year ended December 31,
                                                1998       1997        1996
Cash flows from operating activities:
 Net income (loss)                           $  5,660   $(24,034)   $ (2,027)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
 Provision (credit) for deferred income
  taxes                                         1,697     (6,507)       4,218
 Depreciation and amortization                 19,334      23,108      14,960
 Loss (gain) on sale of property and
  equipment                                        53        (44)          51
 Undistributed losses (earnings) of
  affiliates                                       48         916        (42)
 Gain on sale of investments                  (3,932)    (17,268)     (3,291)
 Accretion of discounts and amortization
  of premiums, net                                612           6         426
(Increase) decrease in certain assets, net
  of effects from investment in affiliates:
 Receivables from members                     (8,005)     (5,182)       2,722
 Receivables from related parties             (2,164)         943       7,007
 Other assets                                 (4,556)     (2,859)     (9,148)
(Decrease) increase in certain
liabilities, net of effects from
investment in affiliates:
 Medical claims payable                       (2,353)         506      25,986
 Unearned premiums                            (1,249)       4,957       1,267
 Accounts payable and accrued expenses          8,293    (13,065)       2,547
 Payables to related parties                    5,981       3,064     (5,025)
 Reserve for loss contract                    (9,052)      25,363
 Obligations for employee benefits              2,217        (33)       (229)
 Income taxes payable                         (1,566)       (755)    (10,301)
Net cash provided by (used in) operating
 activities                                    11,018    (10,884)      29,121
Cash flows from investing activities:
 Proceeds from matured investments:
   Fixed maturities                            20,359       3,975       9,187
 Proceeds from investments sold:
   Fixed maturities                           273,591     311,599     246,728
   Equity securities                                       40,734      20,535
   Other                                        4,482      32,469
 Investments purchased:
   Fixed maturities                         (282,400)   (340,366)   (240,648)
   Equity securities                            (548)       (230)    (22,542)
   Other                                        (796)     (2,039)     (2,275)
 Investment in other affiliates, net of
   cash acquired                                              24      (5,312)
 Sale and redemption of affiliates              3,444                     500
 Proceeds from property and equipment sold      2,051         561          31
 Property and equipment purchased            (12,496)    (18,544)    (18,113)
Net cash provided by (used in) investing
 activities                                     7,687      28,183    (11,909)
Cash flows from financing activities:
 Sale (purchase) of Class A Treasury stock         16        (78)        (60)
 Payments of long-term debt                   (3,937)    (15,000)
 Payments of capital lease obligations        (5,247)     (5,767)     (4,866)
Net cash used in financing activities         (9,168)    (20,845)     (4,926)
Net increase (decrease) in cash and cash
 equivalents                                    9,537     (3,546)      12,286
Cash and cash equivalents at beginning of
 year                                          29,872      33,418      21,132
Cash and cash equivalents at end of year $ 39,409 $ 29,872 $ 33,418 Supplemental disclosure of cash information:
 Interest paid                               $  4,687    $  5,036    $  5,420
 Income taxes paid (refund received), net         712     (2,262)       6,742
Supplemental schedule of noncash investing
and financing activities:
 Equipment acquired through capital leases   $  4,325    $  9,730    $  2,738
 Disposal of equipment under capital leases       675       2,810

     See accompanying Notes to Consolidated Financial Statements.



                    RIGHTCHOICE MANAGED CARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except share data)

1.  ORGANIZATION

RightCHOICE Managed Care, Inc. (RightCHOICE or the company) is a majority owned subsidiary of Blue Cross and Blue Shield of Missouri (BCBSMo) incorporated in the State of Missouri. In connection with the RightCHOICE August 1, 1994, initial public offering of Class A Common Stock, BCBSMo transferred its managed health care business to RightCHOICE. The holders of Class A Common Stock have one vote per share and the holders of Class B Common Stock have 10 votes per share. BCBSMo is the sole holder of Class B Common Stock. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder at any time. At December 31, 1998, BCBSMo and all holders of Class A Common Stock have control over approximately 97.6 percent and 2.4 percent, respectively, of the combined voting power of both classes of common stock. There are no liquidation preferences between the two classes of common stock. The company has not issued shares of its authorized Preferred Stock. In addition, the company provides certain guarantees relating to the financial stability of certain affiliates.

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

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the company and its subsidiaries, including Healthy Alliance Life Insurance Company (HALIC), HealthLink, Inc. (HealthLink), HMO Missouri, Inc. (BlueCHOICE), and RightCHOICE Insurance Company (RIC), after elimination of all significant intercompany transactions. Investments in other companies in which less than a majority interest is held are accounted for under the equity or cost method.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are highly liquid investments with an original maturity of three months or less when purchased.

INVESTMENTS AVAILABLE FOR SALE

Unaffiliated investments with readily determinable fair values have been classified as available-for-sale. Unrealized gains and losses are computed on the basis of specific identification and are included as other comprehensive income in the shareholders' equity section of the balance sheet, net of applicable deferred income taxes. Realized gains and losses on the disposition of investments are included in investment income. The specific identification method is used in computing the cost of debt and equity securities sold.

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

Improvements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings. The company also capitalizes purchased and internally developed software costs to the extent they are expected to benefit future operations. Software amortization of such costs commences when specific components are operational. Unamortized software development cost as of December 31, 1998, and 1997 was $33,853 and $33,029, respectively. Software amortization expense for the years ended December 31, 1998, 1997, and 1996, was $7,701, $5,521, and $671, respectively.

GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets represent the excess of cost over the fair market value of net assets acquired in purchase transactions. Gross goodwill and intangible assets (excluding related accumulated amortization) was $85,975 and $86,744 as of December 31, 1998, and 1997, respectively, and is amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization on goodwill and intangible assets as of December 31, 1998, and 1997 was $11,467 and $8,544, respectively. Amortization expense of the goodwill and other intangibles aggregated $2,924, $7,487, and $5,045 in 1998, 1997, and 1996, respectively, including the amortization of the intangibles related to the purchase of HealthLink in 1995 of $2,769, $3,061, and $3,279 in 1998, 1997, and 1996, respectively.

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

INCOME TAXES

The company utilizes the asset and liability method of accounting for income taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

The company, along with its subsidiaries, files consolidated federal and Missouri state income tax returns with BCBSMo. In accordance with the federal tax-sharing agreement of the consolidated group, federal income tax expense is allocated to the company and its subsidiaries based upon the consolidated income generated by the company and its subsidiaries.

DIVIDEND RESTRICTIONS

Missouri and Illinois insurance laws and regulations provide certain restrictions on the payment of dividends by insurance companies in a holding company structure. The Missouri and Illinois Directors of Insurance may bring an action to enjoin or rescind the payment of any dividend or distribution that would cause the insurance company's statutory surplus to be unreasonable or inadequate. At December 31, 1998, the company's insurance subsidiaries (excludes HealthLink) did not have a significant amount of dividends available for payment without the prior approval of the Missouri or Illinois Directors of Insurance.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the number of weighted average shares outstanding plus additional shares representing stock distributable under stock-based compensation plans using the treasury stock method. There were 17,924 dilutive potential common shares for 1998. Because 1997 and 1996 results reflect a net loss, basic and diluted earnings per share are calculated based on the same weighted average number of shares outstanding. The antidilutive potential common shares that could dilute earnings per share in the future were 439,508, 469,766, and 573,428 as of December 31, 1998, 1997, and 1996,
respectively.

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

Investments principally include U.S. Treasury and agency bonds and fixed maturity bonds in a variety of companies A rated or better by nationally recognized rating services. Investments in life insurance contracts consist primarily of flexible premium variable life products, invested in managed bond and equity funds, purchased from an insurance company that has an A.M. Best rating of A+. Such credit ratings are routinely reviewed by management.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount for cash and cash equivalents, receivables, and accounts payable approximates fair value because of the short maturity of those instruments. The fair value of investments available for sale at December 31, 1998, and 1997, determined based upon quoted market prices, is disclosed in Note 4.

REVENUE RECOGNITION AND UNEARNED PREMIUMS

For most members, premiums are billed in advance of coverage periods and are recorded as revenue over the period to which health care coverage relates. Amounts billed but unearned are recorded as unearned premiums. The company's TPA and ASO self-funded programs do not involve the assumption of insurance or significant credit risks; therefore, revenue from these programs is reflected in fees and other income. During the years ended December 31, 1998, 1997 and 1996, the company received reimbursements for claims paid of $50,558, $106,227, and $132,449, respectively, from TPA and ASO self-funded groups.

NON-RECURRING CHARGES

During the fourth quarter of 1998, the company recorded a $0.9 million charge related to the planned reduction of approximately 7.5 percent of the company's workforce by June 1999. The company incurred charges to earnings of $3.3 million and $4.5 million in 1997 and 1996, respectively, for costs associated with moving the company's claims, customer service, billing, and provider services functions from St. Louis to Springfield, Missouri, and Cape Girardeau, Missouri. In addition, during the third quarter of 1997, the company recorded a $29.5 million loss reserve for estimated losses relating to its contract with the Missouri Consolidated Health Care Plan (MCHCP). The reserve is based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles.

RECLASSIFICATIONS

Certain reclassifications have been made to the Consolidated Financial Statements for 1996 and 1997 to conform with the 1998 presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The new rules are effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning the first quarter of 1999, with both 1999 and 1998 information. The new segment reporting requirements are reflected in
Note 14, "Segment information." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful. The new rules are effective for the 1998 fiscal year. The new reporting requirements for pension and other postretirement benefit plans are reflected in Note 12, "Employee benefit programs." SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application of SFAS No. 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The company's management has not yet assessed what the impact of SFAS No. 133 will be on the company's future results of operations or financial position.

In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, "Accounting for Computer Software Developed For or Obtained For Internal Use," which is effective for fiscal years beginning after December 15, 1998. The SOP requires preliminary stage project costs to be expensed as incurred. Once a project is in the application development stage, the SOP requires all external direct costs for materials and services and payroll and related fringe benefit costs to be capitalized, and subsequently amortized over the estimated useful life of the project. The company believes that the adoption of SOP 98-1 will not have a material impact on the company's financial position or results of operations.

In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP requires that certain costs of start-up activities, including organization costs, should be expensed as incurred. The company's management has not yet assessed what the impact of SOP 98-5 will be on the company's future results of operations or financial position.

3.  COMPREHENSIVE INCOME

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

The components of other comprehensive income related to the unrealized gains or losses on the company's available-for-sale securities for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                                  Year ended December 31,
                                                  1998      1997     1996
Unrealized holding gains arising during
   period, net of taxes                         $ 1,671  $  3,163  $ 3,702
Less:  reclassification adjustment for
   gains included in net income, net of taxes   (1,968)  (11,140)  (1,882)
Net unrealized (losses) gains on securities     $ (297)  $(7,977)  $ 1,820

4.  INVESTMENTS AVAILABLE FOR SALE

Investments available for sale are summarized below:

                                                         Gross       Gross     Estimated
                                            Amortized  unrealized  unrealized   market
                                               Cost      gains       losses      value
 December 31, 1998
   Fixed maturities:
     U.S. government and agency securities  $ 92,281     $1,083      $(149)    $ 93,215
     Corporate bonds and notes               100,927      2,039       (587)     102,379
     Short-term investments                    5,249                              5,249
                                             198,457      3,122       (736)     200,843

   Other invested assets                       7,501                   (63)       7,438
                                            $205,958     $3,122      $(799)    $208,281

 December 31, 1997
   Fixed maturities:
     U.S. government and agency securities  $ 89,582     $1,227      $ (29)    $ 90,780
     Corporate bonds and notes               105,128      1,724       (155)     106,697
     Short-term investments                   12,856                             12,856
                                             207,566      2,951       (184)     210,333
   Other invested assets                      10,639                             10,639
                                            $218,205     $2,951      $(184)    $220,972

Interest and dividend income comprises the following:

                                                                    Year ended December 31,
                                                                    1998      1997      1996
  Interest on bonds                                               $13,152   $12,822   $11,847
  Dividends on stocks                                                 112       102     1,295
  Accretion of discounts and amortization of premiums, net          (612)       (6)     (426)
  Interest on cash equivalents and other investment income          2,712     3,697     2,353

  Gross investment income                                          15,364    16,615    15,069
  Investment expenses                                               (627)     (699)     (828)
                                                                  $14,737   $15,916   $14,241

Realized gains on investments available for sale are as follows:

                                                                    Year ended December 31,
                                                                    1998      1997      1996
  Net realized gains:
   Fixed maturities                                               $ 3,054   $ 6,930   $   516
   Equity securities                                                         10,338     2,380
                                                                  $ 3,054   $17,268   $ 2,896

In addition, during 1998, the company realized a $794 gain from the sale of a subsidiary that was accounted for under the equity method and an $84 gain from the sale of other assets. Proceeds from sales of available-for-sale securities were $278,073, $384,802, and $267,263 during 1998, 1997, and 1996, respectively. Gross realized gains on investments available for sale were $3,553, $19,203, and $3,819 during 1998, 1997, and 1996, respectively. Gross realized losses on investments available for sale were $499, $1,935, and $923 during 1998, 1997, and 1996, respectively. Contractual maturities of fixed maturity investments, excluding other invested assets (primarily consisting of variable life insurance contracts), held on December 31, 1998, are as presented below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                   Amortized    Estimated
                                                      cost     market value
       Due in one year or less                     $ 21,458      $ 21,442
       Due after one year through five years         63,903        64,198
       Due after five years through 10 years         46,438        47,313
       Due after 10 years                            66,658        67,890
                                                   $198,457      $200,843


5.  RECEIVABLES FROM MEMBERS

Receivables from members consist of the following:

                                                         December 31,
                                                      1998          1997
       Individual subscribers                       $ 6,202       $ 9,394
       Underwritten groups                           40,109        35,369
       Self-funded/ASO groups                        21,713        15,256
                                                    $68,024       $60,019

Based on historical collection experience, the company considers its receivables from members to be fully collectible; accordingly, no allowance for doubtful accounts is recorded. If receivables become uncollectible, they are charged against income using the direct write-off method when that determination is made.

6.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

                                                         December 31,
                                                      1998         1997
       Land and building                            $ 4,338      $ 5,595
       Furniture and equipment, including
         capitalized leases                          59,959       58,186
       Capitalized software development costs        47,520       38,995
       Leasehold improvements                         3,914        3,607
                                                    115,731      106,383
       Less accumulated depreciation
         and amortization                          (57,497)     (45,781)
                                                    $58,234      $60,602

Depreciation and amortization expense was $16,410, $15,621, and $9,915, for the years ended December 31, 1998, 1997, and 1996, respectively.

7.  INVESTMENTS IN AFFILIATES

The company has a non-controlling, 50 percent interest in The EPOCH Group, L.C. (Epoch). Epoch, a limited liability company, is not consolidated with the company's operations and is accounted for using the equity method. The combined annual revenues of Epoch were $22.9 million in 1998 and $21.1 million in 1997. Operating income (loss) was $1.1 million and $(1.3) million in 1998 and 1997, respectively. Undistributed earnings (losses) to the company for 1998 and 1997 were $330 and $(664), respectively. Epoch serves approximately 260 businesses primarily in the Midwest as of December 31, 1998.

8.  MEDICAL CLAIMS PAYABLE

Medical claims payable represents the amounts needed to provide for the estimated ultimate cost of settling claims related to insured events that have occurred on or before December 31. The payable is estimated to include the amounts required for future payment of medical claims that have been reported to the company, claims related to insured events that have occurred but that have not been reported to the company as of December 31, and claims adjustment expenses. Claims adjustment expenses include costs incurred in the claim settlement process such as costs to record, process and adjust claims.

Activity in medical claims payable is summarized as follows:


                                      1998        1997
       Balance at January 1         $112,339    $111,833
       Incurred related to:
         Current year                585,469     558,208
         Prior years                   3,410       1,065
              Total incurred         588,879     559,273

       Paid related to:
         Current year                498,423     473,515
         Prior years                  92,809      85,252
       Total paid                    591,232     558,767
       Net balance at December 31   $109,986    $112,339

The incurred amounts related to prior years represent the variations between the company's estimated claims payable for prior years' claims and the actual amounts required to satisfy such claims. In addition, the company's health care services expense caption on the Consolidated Statements of Income includes $9,052 and $4,147 for the amortization of the company's loss reserve during 1998 and 1997, respectively.

9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                December 31,
                                              1998       1997
       Accounts payable                     $23,470    $16,987
       Accrued salaries and other expenses   13,010     10,355
       Other accrued expenses                28,274     28,550
                                            $64,754    $55,892

10.  LONG-TERM DEBT AND COMMITMENTS

In August 1995, the company established a $125.0 million, five-year, reducing revolving credit facility (the Credit Agreement) with Bank of America National Trust and Savings Association (B of A) and a syndicate of banks. At December 31, 1998, the company had $43.1 million outstanding under the Credit Agreement. The maximum commitment of the Credit Agreement was reduced to $43.1 million as of December 31, 1998, with $2.5 million quarterly reductions through June 30, 2000, and the remaining commitment under the Credit Agreement terminating on August 10, 2000. In addition, mandatory reductions to the commitment, together with prepayments, are required upon the occurrence of certain extraordinary events such as the issuance of debt securities or the sale of a subsidiary.

Borrowings under the Credit Agreement may be denominated, at the option of the company, as base rate loans or offshore rate loans.
Base rate loans bear interest at B of A's base rate, which is 1.75 percent above the higher of the latest federal funds rate plus 0.5 percent or B of A's reference rate, which approximates the prime rate. Offshore rate loans bear interest at 2.75 percent above the adjusted London Interbank Offered Rate (LIBOR). At December 31, 1998, all of the company's outstanding borrowings were in offshore rate loans. The weighted average interest rate incurred by the company was 8.38 percent, 7.32 percent, and 6.69 percent in 1998, 1997, and 1996, respectively.

As a condition to providing the Credit Agreement, the company pledged the stock of its direct subsidiaries and a guaranty of repayment was provided by HealthLink. In addition, the Credit Agreement establishes certain covenants that restrict the company's ability to incur additional indebtedness or pay cash dividends; limit future capital contributions, investments, acquisitions, and capital expenditures, and limitations on indebtedness of the company's subsidiaries; and require the maintenance of certain financial ratios as well as a minimum consolidated tangible net worth. As of the date of this report, the company was in compliance with these covenants, as amended by the company and the banking syndicate.

The company has an agreement with BCBSMo to lease certain office space, including an operating lease for its headquarters facility (see
Note 15 entitled "Transactions with Blue Cross and Blue Shield of Missouri"). The company also leases certain electronic data processing equipment under noncancellable lease agreements, and these leases are reflected in the Consolidated Financial Statements as capital and operating leases.

The following is a schedule of future minimum rental payments required under capital leases and under non-cancellable operating leases that have initial or remaining terms in excess of one year together with the present value of net minimum lease payments under capital leases at December 31, 1998:

                                                           Capital   Operating
       Year ending December 31,
         1999                                              $5,057      $9,906
         2000                                               2,593       8,237
         2001                                                 900       7,369
         2002                                                 647       7,169
         2003                                                 269       6,441
         Thereafter                                                     8,123
           Total minimum lease payments                    $9,466     $47,245
           Less amount representing interest               (1,154)
           Present value of net minimum lease payments,
              including current portion of $4,254          $8,312

Total rental expense for all operating leases, except those with terms of one month or less that were not renewed, was $10,133, $9,900, and $8,999, for the years ended December 31, 1998, 1997, and 1996, respectively.

11.  INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

                                        Year ended December 31,
                                      1998       1997       1996
      Current
       Federal                      $ 2,652   $(3,771)   $(3,965)
       State                          (505)        757        407
                                      2,147    (3,014)    (3,558)
      Deferred:
       Federal                        1,697    (6,507)      4,218
                                    $ 3,844   $(9,521)    $   660

The effective tax rate, expressed as a percentage of pre-tax income
(loss), differs from the federal statutory rate as follows:

                                               Year ended December 31,
                                                1998     1997    1996
   Tax provision (benefit) based on federal
     statutory rate                            35.0%   (35.0)%  (35.0)%
   State income taxes, net of federal
     provision (benefit)                       (5.3)       2.3     29.7
   Goodwill amortization                         6.8       2.2     51.0
   Other                                         3.9       2.1      2.5
   Effective tax provision (benefit) rate      40.4%   (28.4)%    48.2%

The primary temporary differences that gave rise to deferred income taxes were as follows:
                                                      December 31,
                                                   1998          1997
     Deferred tax assets:
      Capitalized software                        $ 4,149       $ 3,936
      Medical claims payable discounting            1,501         1,527
      Employee benefits                             9,036         8,633
      Unearned premiums                             3,767         3,980
      Other capitalized expenses                    2,429         2,534
      Loss reserve accrual                          5,709         8,877
      Depreciation and amortization                    69
      Other                                         8,067         6,124
          Total deferred tax assets                34,727        35,611

     Deferred tax liabilities:
      Depreciation and amortization                               2,855
      Pension                                       1,126         1,126
      IOS expense                                   8,983         8,755
      Unrealized appreciation of securities           832           979
      Other tax-deductible expenses                 7,293         4,053
          Total deferred tax liabilities           18,234        17,768
     Valuation allowance                            (112)         (112)
     Net deferred tax asset                       $16,381       $17,731

SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The company believes that uncertainty exists with respect to the future realization of the undistributed losses of minority-owned subsidiary companies. Therefore, the company maintained a valuation allowance relating to such items of $112 as of December 31, 1998, and 1997. Based upon all the available evidence, management believes it is more likely than not that the company will realize its remaining deferred tax assets and, accordingly, no valuation allowance has been provided against such remaining assets as of December 31, 1998, and 1997.

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

Net periodic pension cost for the company includes the following components:

                                                 Year ended December 31,
                                                 1998     1997      1996

        Service cost                            $1,834   $1,802    $1,812
        Interest cost                            2,989    2,814     2,472
        Expected return on plan assets         (3,211)  (2,770)   (4,657)
        Amortization of transition asset         (304)    (304)     (304)
        Amortization of prior service cost       (230)    (230)     (300)
        Amortization of actuarial loss                              2,209

        Net periodic pension cost               $1,078   $1,312    $1,232

        Other components (included in
        non-recurring charges):
        Curtailment gain                                 $(816)
        Special termination benefits                     $  198

The following tables present the status of the company's pension benefits:

                                                           December 31,
                                                         1998        1997
      Change in benefit obligation:
      Benefit obligation at beginning of year          $43,122     $36,805
      Service cost                                       1,834       1,802
      Interest cost                                      2,989       2,814
      Benefit payments                                 (1,324)     (1,166)
      Actuarial losses                                   3,115       2,669
      Special termination benefits                                     198
      Benefit obligation at end of year                $49,736     $43,122


                                                           December 31,
                                                         1998        1997
      Change in plan assets:
      Fair value of plan assets at beginning of year   $40,264     $33,869
      Actual return on assets                            6,040       6,841
      Employer contributions                                           720
      Benefit payments                                 (1,324)     (1,166)
      Fair value of plan assets at end of year         $44,980     $40,264

The funded status of the company's pension plan and the amount recorded as accrued pension cost consist of the following:

                                             December 31,
                                            1998      1997

      Unfunded status                     $ 4,756   $ 2,858
      Unrecognized actuarial gain           3,825     4,177
      Unrecognized transition asset           588       892
      Unrecognized prior service cost         282       446
      Accrued pension cost                $ 9,451   $ 8,373

Weighted average assumptions used in the development of pension data as of December 31 are as follows:

                                                           1998     1997

        Discount rate                                      6.75%    7.25%
        Expected long-term rate of return on assets         9.0      9.0
        Rates of increase in compensation levels          3.0-6.5  3.5-7.0

HealthLink provides a defined contribution pension plan covering substantially all HealthLink employees who meet the plan eligibility requirements as to age and length of service. HealthLink contributes an amount equal to 4 percent of participating employees' annual base compensation levels. Additional amounts can be contributed at the company's discretion. HealthLink's pension expense during 1998, 1997, and 1996, was $377, $368, and $245, respectively.

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

The net periodic cost for postretirement benefits includes the following components:

                                                   Year ended December 31,
                                                  1998      1997      1996

      Service cost                               $  671    $  522    $  457
      Interest cost                               1,165     1,171     1,088
      Amortization of prior service cost           (25)       (6)       (6)
      Amortization of actuarial loss                130        82        85
      Net periodic postretirement cost           $1,941    $1,769    $1,624

The amortization of any prior service cost is determined using a straight-line amortization over the average remaining service period of employees expected to receive benefits under the plan as permitted by SFAS No. 106.

The assumed discount rate is 6.75 and 7.25 percent for 1998 and 1997, respectively. The rate of compensation increase is assumed to be 4.0 percent for 1998 and 1997. The health care cost trend rate is assumed to be 6.5 percent for 1998, 6.0 percent for 1999, and 5.5 percent for 2000 and thereafter. A one percentage point change in the assumed trend rate would have the following effects as of December 31, 1998:

                                                              One       One
                                                            percent   percent
                                                            increase  decrease

    Effect on postretirement accumulated benefit obligation   $1,123   $(966)
    Effect on total service and interest cost components        $152   $(129)

The company's postretirement benefit plan is currently not funded. The following table presents the status of the company's postretirement benefits:

                                                                December 31,
                                                              1998      1997
      Change in accumulated benefit obligation:
      Accumulated benefit obligation at beginning of year   $16,860   $15,069
      Service cost                                              671       522
      Interest cost                                           1,165     1,171
      Plan amendments                                         (394)
      Curtailment gain                                                  (169)
      Benefit payments                                      (1,214)   (1,292)
      Actuarial losses                                        1,282     1,559
      Accumulated benefit obligation at end of year         $18,370   $16,860

      Change in plan assets:
      Fair value of plan assets at beginning of year        $     0   $     0
      Employer contributions                                  1,214     1,292
      Benefit payments                                      (1,214)   (1,292)
      Fair value of plan assets at end of year              $     0   $     0

The funded status and (accrued)/prepaid cost of the company's postretirement plan consist of the following:

                                                        December 31,
                                                      1998       1997
      Unfunded status                               $18,370     $16,860
      Unrecognized actuarial gain                       345        (23)
      Unrecognized prior service cost               (5,233)     (4,081)
      Accrued postretirement benefit cost           $13,482     $12,756

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

Postemployment benefits are accrued if attributable to service already rendered, if the benefits accumulate or vest, if payment is probable and if the amounts can be reasonably estimated. Postemployment benefit expense was $1,150, $688, and $940 for 1998, 1997, and 1996, respectively.

STOCK-BASED COMPENSATION PLANS

The company provides an Equity Incentive Plan and a Directors' Stock Option Plan (the plans), which allow for the annual grant of stock options in the form of incentive stock options, non-qualified stock options and restricted stock grants, and are further described below. The company applies APB Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the company's plans been determined consistent with SFAS No. 123, the company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

  Year                                                           1998       1997       1996
  Net income (loss)                               As reported   $5,660   $(24,034)   $(2,027)
                                                  Pro forma     $4,917   $(24,677)   $(2,346)
  Basic and diluted earnings (loss) per share     As reported    $0.30     $(1.29)    $(0.11)
                                                  Pro forma      $0.26     $(1.32)    $(0.13)

As of December 31, 1998, the maximum number of shares subject to options and grants under the Equity Incentive Plan and Directors' Stock Option Plan is 1 million and 60,000, respectively. A proposal to increase the number of options available under the Equity Incentive Plan to 1.5 million will be voted upon by the shareholders at the company's annual meeting to be held on May 11, 1999. The exercise price of each option equals the market price of the company's stock on the date of grant and an option's maximum term is 10 years. Options vest by the end of the third year.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants in 1998, 1997, and 1996, respectively: expected volatility of 35, 34, and 34 percent; risk-free interest rates of approximately 6 percent; and expected lives of 6.5 years. In addition, for all three years, no dividend yield was assumed.

A summary of the status of the plans as of December 31, 1998, 1997, and 1996 and changes during the years ended on those dates is presented below:

                                           Number of   Weighted-average    Weighted-average
                                            shares      exercise price        fair value
  Outstanding at December 31, 1995          229,839         $12.80
  Granted                                   408,708         $12.37               $5.70
  Forfeited                                (65,119)         $13.20
  Outstanding at December 31, 1996          573,428         $12.45
  Granted                                   310,787         $10.91               $5.18
  Forfeited                               (414,449)         $11.77
  Outstanding at December 31, 1997          469,766         $12.03
  Granted                                   292,366          $9.68               $4.59
  Exercised                                 (1,426)         $10.81
  Forfeited                                (58,003)         $11.17
  Outstanding at December 31, 1998          702,703         $11.13

There were 198,920 and 105,413 options exercisable at December 31, 1998, and December 31, 1997, respectively. There were no options exercisable at December 31, 1996. There were no options exercised during 1997 and 1996. The pro forma disclosures included above may not be representative of the effects on reported net income or loss for future years.

The following table summarizes information about stock options outstanding at December 31, 1998:

            /------------ Options Outstanding --------------/ /------Options Exercisable-----/
                              Weighted
  Range of     Number          Average          Weighted          Number          Weighted
  Exercise  Outstanding       Remaining          Average        Exercisable        Average
  Prices    at 12/31/98   Contractual Life   Exercise Price     at 12/31/98     Exercise Price
  $9 to $12   538,026         9.2 years          $10.26           153,429          $10.95

 $13 to $18   164,677         8.0 years          $13.94            45,491          $16.25

  $9 to $18   702,703         9.0 years          $11.13           198,920          $12.16

OTHER BENEFIT PLANS

The company provides a pre-tax 401(k) plan covering substantially all company employees. The company recognized expenses of $1,144, $1,083, and $1,123 during 1998, 1997, and 1996, respectively, for costs related to this plan. The company also provides an incentive program to key management personnel for the achievement of corporate and individual goals, a sales incentive program to encourage exceptional performance in marketing to and servicing clients, and a supplemental executive retirement plan (SERP) for certain executives. The cost of providing these programs is not significant to the company's overall results of operations. At December 31, 1998, the company had a minimum pension liability adjustment of $569 related to the SERP that is included as a component of the company's other comprehensive income on the Consolidated Balance Sheet.

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

The Sarkis plaintiffs' claims relate to an alleged conversion of BCBSMo from a not-for-profit entity to a for-profit entity and payment of excessive compensation to management. The petition further alleges that certain amendments to BCBSMo's Articles of Incorporation were improper. The petition also alleges the purchase of HealthLink was at an excessive price and that HealthLink operates under contracts providing for illegal discounts by health care providers. The Sarkis plaintiffs seek restitution, compensatory damages and punitive damages in unspecified amounts, as well as injunctive and other equitable relief.

On November 4, 1998, the St. Louis Circuit Court issued its judgment and order granting the motion of the defendants to dismiss the action for lack of standing and entering judgment in favor of the defendants. The Sarkis plaintiffs appealed the St. Louis Circuit Court's order. The obligations of the parties to consummate the transactions contemplated by the settlement agreements, as amended, described below under "Agreement for settlement of certain litigation matters and reorganization of the company" are conditioned upon, among other things, satisfactory final resolution of the Sarkis Litigation.

The Sarkis plaintiffs have also filed a motion to intervene in the actions described below under "Agreement for settlement of certain litigation matters and reorganization of the company."

AGREEMENT FOR SETTLEMENT OF CERTAIN LITIGATION MATTERS AND
REORGANIZATION OF THE COMPANY

Status of Proposed Settlement Agreements

On September 20, 1998, the company and certain of its affiliates entered into various settlement agreements with certain state agencies, including the Missouri Department of Insurance (DOI), the Director of the DOI, and the Missouri Attorney General. On March 12, 1999, the company, BCBSMo, the Missouri Attorney General and the DOI entered into an Amendment to Settlement Agreement (the amendment) in an effort to address the concerns of the special master (see "Appointment of special master" below). On March 15, 1999, Judge Thomas J. Brown III of the Circuit Court of Cole County, Missouri stated on the record during an informal status hearing that he has continued concerns about the settlement agreements, as amended. The settlement agreements, as amended, which are based upon a conceptual framework announced by the company and BCBSMo on April 22, 1998, would, if consummated, resolve all outstanding litigation and regulatory issues between the company and its affiliates and the State of Missouri, including the DOI and the Missouri Attorney General, and create a charitable health care foundation that would be managed by an independent board of directors. The litigation between the company and its affiliates and the State of Missouri is described below.

The principal terms of the settlement agreements, as amended, include the following:

o BCBSMo would, through a series of transactions set forth in the settlement agreements, as amended, and the related exhibits, (i) transfer its insurance-related assets, contracts and agreements and related liabilities to a wholly owned subsidiary of the company; (ii) convert to a for-profit corporation; (iii) reincorporate in Delaware; and (iv) merge with the company. The outstanding common stock of the resulting entity (referred to herein as new RightCHOICE) would be owned approximately 20 percent by the company's current public shareholders and approximately 80 percent by the charitable foundation (which equals the current aggregate ownership interests of the public shareholders and BCBSMo, respectively, in the equity of the company).

o BCBSMo would pay $12.78 million to the charitable foundation.

o The charitable foundation would be required to liquidate its shares of new RightCHOICE stock over a prescribed period of time and use the proceeds for health care purposes. The charitable foundation would be required to reduce its ownership of new RightCHOICE stock to less than 50 percent of the total outstanding stock of new RightCHOICE within three years of the closing of the reorganization, subject to possible extension, and to less than 20 percent of the total outstanding stock of new RightCHOICE within five years of the closing of the reorganization, subject to possible extension. All but up to 5 percent of the shares of new RightCHOICE stock owned by the charitable foundation would be subject to a voting trust that would, with certain exceptions, effectively vest voting control of such shares of new RightCHOICE stock owned by the charitable foundation in the board of directors of new RightCHOICE.

o As a for-profit direct licensee for the Blue Cross and Blue
  Shield names and trademarks, new RightCHOICE would be required to include certain "basic protections" in its charter documents and it would be required to be independent from the direction, control and influence of the charitable foundation. The "basic protections" would include limitations on the amount of new RightCHOICE stock that may be owned by certain categories of shareholders -- (i) no "institutional" shareholder may own 10 percent or more of the voting power of new RightCHOICE, (ii) no "non-institutional" shareholder may own 5 percent or more of the voting power of new RightCHOICE, and (iii) no shareholder may own 20 percent or more of the equity of new RightCHOICE (with certain exceptions in the case of the charitable foundation as described above). The charter documents of new RightCHOICE would include certain provisions whereby any shares owned by a shareholder in excess of the applicable ownership limits could be redistributed by new RightCHOICE.

The consummation of the transactions contemplated by the settlement agreements, as amended, is subject to a number of significant conditions and contingencies, including approval by the Circuit Court of Cole County, Missouri (the Circuit Court), various regulators and the shareholders of the company, the receipt of rulings from the IRS or tax opinions regarding the tax-free nature of the transactions, and the satisfactory resolution of certain other litigation involving the company and BCBSMo (including the Sarkis Litigation described above, which was dismissed by the St. Louis Circuit Court on November 4, 1998, but is on appeal).

The settlement agreements, as amended, provide that the company and BCBSMo, together with the DOI and the Missouri Attorney General, shall move in an appropriate court proceeding for approval of the settlement agreements, as amended, and the proposed reorganization described therein. See "-Litigation relating to the Reorganization and Public Offering" below.

BCBSMo, the Missouri Attorney General, the DOI and the amici curiae filed with the Circuit Court on March 12, 1999, a Joint Motion By All Parties and the Amici Curiae to Approve Settlement Agreement acknowledging their approval of the terms of the settlement agreements, as amended, and requesting the Circuit Court to approve the settlement agreements, as amended.

The summary of the settlement agreements, as amended, set forth herein is qualified in its entirety by reference to the settlement agreements and the exhibits thereto, which are included as exhibits to the company's Current Report on Form 8-K filed with the SEC on September 23, 1998, and the amendment to the settlement agreements, which is included as exhibit 99(a) to the company's Current Report on Form 8-K filed with the SEC on March 15, 1999.

Appointment of Special Master

Following the announcement by the company and BCBSMo on April 22, 1998 of the conceptual framework for the proposed settlement with the State of Missouri, Judge Thomas J. Brown III of the Circuit Court indicated that he had substantial reservations about the settlement as proposed in the conceptual framework and that any final settlement would be scrutinized very carefully.

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

On October 29, 1998, notwithstanding the fact that the litigation relating to the Reorganization and Public Offering had not yet been remanded to the Circuit Court, the Circuit Court, "acting on its own motion" issued an Order (the October 29 Order) providing for, among other things, the appointment of Robert G. Russell as receiver/custodian pendente lite to, among other things, take exclusive possession and control of all of the issued and outstanding shares of the company's common stock owned by BCBSMo. The October 29 Order cited concerns by the Circuit Court about the fairness of the transactions set forth in the settlement agreements, alleged conflicts of interest and the need for an independent examination of the proposed settlement and related issues. The October 29 Order also approved the engagement of legal counsel and an investment banker to advise the receiver/custodian. Although the October 29 Order did not constitute the appointment of a receiver/custodian over the operations of either the company or BCBSMo, had it not been void from the beginning as alleged by BCBSMo and as declared by the Circuit Court as described below, the October 29 Order could have had several significant and adverse consequences, including the automatic termination of the company's Blue Cross and Blue Shield licenses and a resultant event of default under the company's Credit Agreement. A copy of the October 29 Order is attached as an exhibit to the company's Current Report on Form 8-K filed with the SEC on November 2, 1998.

On November 2, 1998, BCBSMo filed its Motion to Vacate Order and its Memorandum in Support of Motion to Vacate in response to the October 29 Order. BCBSMo alleged that (i) the Circuit Court lacked jurisdiction to issue the October 29 Order because the case was still pending before the Missouri Supreme Court, which had not then ruled on the application of BCBSMo to transfer to the Missouri Supreme Court;
(ii) the Circuit Court issued the order without notice and an opportunity to be heard; (iii) there were no exigent circumstances that would warrant the appointment of a receiver without due process; and (iv) that the appointment of the receiver had the effect of frustrating the purpose for which the receiver was to be appointed, namely, the preservation of the nonprofit assets of BCBSMo. Copies of the Motion to Vacate Order and Memorandum in Support of Motion to Vacate are attached as exhibits to the company's Current Report on Form 8-K filed with the SEC on November 6, 1998.

On November 2, 1998, the Blue Cross and Blue Shield Association (the BCBSA) filed a complaint against the company, its subsidiaries and BCBSMo in the United States District Court for the Northern District of Illinois alleging that the appointment of the receiver/custodian pendente lite caused the automatic termination of the licenses to use the Blue Cross and Blue Shield service marks. The complaint alleged service mark infringement and breach of license agreements as a result of the company's continued use of the Blue Cross and Blue Shield service marks following the issuance of the October 29 Order. The BCBSA later dismissed its complaint (as described under "Status of Blue Cross and Blue Shield trademark licenses" below).

On November 4, 1998, the Circuit Court issued an Order (the November 4 Order) vacating the October 29 Order and declaring it to be void ab initio (or "from the beginning"). The Circuit Court, in issuing the November 4 Order, acknowledged that the significant and adverse consequences that could have resulted from the October 29 Order were unintended. On November 4, 1998, the Circuit Court also issued an
Order (the November 4 Special Master Order) appointing Robert G. Russell as special master for the purpose of collecting and analyzing information related to the proposed settlement. The November 4 Special Master Order also approved the engagement of legal counsel and such financial advisors as are approved by the court to advise the special master. The effect of the November 4 Order was to void the October 29 Order as if it never existed. The special master has expressed his interest in ensuring that the company continues its business in the normal course during his review. Copies of the November 4 Order and the November 4 Special Master Order are attached as exhibits to the company's Current Report on Form 8-K filed with the SEC on November 6, 1998.

On November 6, 1998, the Circuit Court entered an Order of Reference (the November 6 Order), among other things, directing the special master to collect and analyze information as to the options and alternatives available to the Circuit Court for disposition of the remaining issues in the litigation, including, but not limited to, an examination of the settlement agreements. The special master was also directed to address several concerns of the Circuit Court that were originally outlined in the October 29 Order. The special master was further directed to investigate issues concerning the Blue Cross and Blue Shield licenses and trademarks and the company's Credit Agreement. A copy of the November 6 Order was attached as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

On November 19, 1998, the Blue Cross and Blue Shield license agreements were reinstated with addenda that provided, among other things, that the licenses would terminate on March 11, 1999, unless extended by the Board of Directors of the BCBSA. On March 11, 1999, the BCBSA Board of Directors extended the licenses until June 17, 1999. See "Status of Blue Cross and Blue Shield trademark licenses" below.

The special master conducted hearings on December 4, December 16, and December 22, 1998, and on February 4, 1999, at which evidence related to the proposed settlement and other subjects was presented.

On February 10, 1999, the special master recommended that the proposed settlement agreement "not be approved in its present form" and recommended that the Circuit Court "withhold a ruling on the settlement agreement to give the parties and the amici curiae an opportunity to meet and confer, and engage in a good faith effort to address" concerns that were noted by the special master in a 47-page report (the Report of the Special Master). While the special master stated that "there are many things to commend the Settlement Agreement for the Court's approval," he indicated he has concerns with its terms that prevent him from recommending approval. Among the concerns he identified in his report are:

o Whether the public health foundation that would be created if the settlement were implemented would receive full value of the present assets of BCBSMo;

o Whether a contemplated method of divestiture of the new RightCHOICE shares to be held by the public health foundation -- sale of the shares over time pursuant to a Voting Trust and Divestiture
  Agreement and Registration Rights Agreement -- would yield full value for the shares;

o Whether the proposed provisions for governance of the public health foundation are reasonable; and

o Whether the provisions for the purposes of the public health foundation are justified.

Following the Report of the Special Master, the parties and the amici curiae discussed the concerns noted therein. On March 12, 1999, the company, BCBSMo, the Missouri Attorney General, and the DOI entered into an Amendment to Settlement Agreement (the amendment). BCBSMo, the Missouri Attorney General, the DOI, and the amici curiae filed with the Circuit Court on March 12, 1999 a Joint Motion by All Parties and the Amici Curiae to Approve Settlement Agreement acknowledging their approval of the terms of the settlement agreements, as amended, and requesting the Circuit Court to approve the settlement agreements, as amended.

On March 12, 1999, BCBSMo also filed with the Circuit Court Objections of Plaintiff Blue Cross and Blue Shield of Missouri to Report of the Special Master asserting that the special master made certain erroneous factual and unjustified legal conclusions in the Report of the Special Master and requesting the Circuit Court to approve the settlement agreements, as amended.

On March 15, 1999, Circuit Court Judge Thomas J. Brown III expressed continued concern about the settlement agreements, as amended, during an informal status hearing.

There can be no assurance that the transactions contemplated by the settlement agreements, as amended, will receive the necessary court approval as an acceptable alternative to dissolution of BCBSMo, that all conditions and contingencies included in the settlement agreements, as amended, will be satisfied, or that the transactions set forth in the settlement agreements, as amended, will be effected. The failure to consummate the transactions contemplated by the settlement agreements, as amended, could have a material adverse effect on the company and the market for its stock.

The summary of the Circuit Court's Orders set forth herein is qualified in its entirety by reference to the Orders which are included as exhibits to the company's Current Report on Form 8-K filed with the SEC on November 2, 1998, and November 6, 1998, and the company's Quarterly Report on Form 10-Q for the quarter ended
September 30, 1998.

The litigation described below under the captions "Litigation relating to the Reorganization and Public Offering," "Litigation relating to corporate status of BCBSMo" and "Litigation relating to the Market Conduct Study and Copayment Calculations" would be settled in the event that the transactions contemplated by the settlement agreements, as amended, are consummated. There can be no assurance that such transactions will be consummated. Failure to do so or to otherwise resolve the litigation described below in a manner satisfactory to the company could have a material adverse effect on the company and the market for its stock.

Litigation Relating to the Reorganization and Public Offering

In August 1994, BCBSMo transferred certain assets to the company in connection with an offering to the public of 20 percent of the common stock of the company (such events are referred to collectively as the Reorganization and Public Offering). Although the Director of the DOI (the Director) formally approved the Reorganization and Public Offering on April 14, 1994, the Director and the DOI subsequently claimed that the Reorganization and Public Offering violated state laws and that BCBSMo was obligated to transfer all of its assets, including all of the stock of the company, to the State of Missouri or a charity designated by the State of Missouri. The Director and the DOI threatened to bring legal action, seek a receivership or terminate BCBSMo's insurance license unless BCBSMo gave up its assets.

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

On September 9, 1996, the Circuit Court granted BCBSMo's motion for summary judgment against the Director and the DOI, rejected all of the Director's and the DOI's affirmative defenses (including allegations of fraud), issued a permanent injunction against the Director and the DOI and declared that: (i) under Missouri law the Director and the DOI had no authority to demand that BCBSMo make a payment as a result of the Reorganization and Public Offering; (ii) under Missouri law the Director and the DOI had no jurisdiction to take any action, the practical effect of which would be to amend, modify or reverse the Director's April 14, 1994, final administrative approval of the Reorganization and Public Offering; (iii) under Missouri law, the Director and the DOI had no jurisdiction to take any administrative action, including but not limited to, revoking, suspending or refusing to renew BCBSMo's Certificate of Authority based in any way on the Reorganization and Public Offering and the consequences thereof or BCBSMo's refusal to make payment as the Director and the DOI had demanded; and (iv) (A) BCBSMo was a mutual benefit type of nonprofit corporation rather than a public benefit type of nonprofit corporation; (B) the Reorganization and Public Offering were authorized under all laws applicable to nonprofit health services corporations; and (C) BCBSMo did not owe the State or any person or entity a "toll charge," "charitable asset settlement" or any other payment as a result of the August 1994 Reorganization and Public Offering (the September 9 Order). On December 30, 1996, the Circuit Court issued orders (the December 30 Orders) modifying the findings and declarations set forth in (iv) above, on the grounds that it was legally unnecessary to resolve such issues since the Circuit Court had already ruled against the Director and the DOI for other reasons.

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

On September 20, 1998, the company and certain of its affiliates entered into various settlement agreements with certain state agencies, including the Missouri Attorney General and the DOI, described above under "Status of Proposed Settlement Agreements," which, if consummated, would resolve the outstanding litigation and regulatory disputes between the company and its affiliates and the State of Missouri, including the litigation related to the Reorganization and the Public Offering, and create an independent health care foundation.

On September 22, 1998, the application of BCBSMo in the Missouri Court of Appeals for rehearing and alternatively for transfer of the case to the Supreme Court of Missouri was denied. On October 7, 1998, BCBSMo requested that the Supreme Court of Missouri accept transfer of the case.

On November 4, 1998, the Circuit Court appointed the special master. Matters with respect to the special master are described above under "Appointment of Special Master."

On November 24, 1998, the Supreme Court of Missouri granted the motion of BCBSMo to accept transfer of the litigation related to the Reorganization and Public Offering and, as a result of this action, the opinion of the Missouri Court of Appeals dated August 4, 1998, (described above) has been vacated. The Missouri Supreme Court will now decide the appeals as if they were original appeals in that Court. If the Missouri Supreme Court had denied the request for transfer, the opinion of the Missouri Court of Appeals dated August 4, 1998, would have become final without modification, and the case would have been remanded to the Circuit Court for further proceedings to determine the remedy for the violation of BCBSMo statutory purposes that, as described above, the Circuit Court previously found to have occurred.

The Supreme Court of Missouri subsequently stayed the briefing schedule in the proceedings before it in order to permit the proceedings in the Circuit Court concerning review of the settlement agreements to go forward.

Litigation Relating to Corporate Status of BCBSMo

On November 3, 1997, BCBSMo filed an action in the Circuit Court against the Missouri Attorney General seeking declarations that (1) BCBSMo is a mutual benefit type of nonprofit corporation under Chapter 355 of the Missouri Revised Statutes; and (2) BCBSMo does not hold its assets in constructive, charitable, or other trust for the benefit of the public generally, but rather holds its assets for the benefit of its subscribers. The action was filed in response to continued public and private statements by the Missouri Attorney General, the DOI and others that BCBSMo was a public benefit type of nonprofit corporation that held its assets for the benefit of the public generally. The Missouri Attorney General has filed an answer and counterclaim seeking a declaration that BCBSMo is a public benefit type of nonprofit corporation.

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

On September 16, 1998, Sarkis and Hacking filed an application for change of judge under Missouri procedure. They contended that they were entitled as of right to disqualify the Hon. Thomas J. Brown, III from further proceedings in the action. The Attorney General resisted this application. On October 15, 1998, Judge Brown denied the motion to disqualify himself. He directed the parties to prepare a discovery schedule that would have had this lawsuit prepared for trial by December 21, 1998.

On November 5, 1998, Sarkis and Hacking gave notice of their intent to file an original proceeding in the Missouri Court of Appeals prohibiting Judge Brown from proceeding further in the case. The Missouri Court of Appeals denied that application. Sarkis and Hacking then applied to the Supreme Court of Missouri, which also denied their application. This litigation remains pending before Judge Brown and discovery is underway.

If BCBSMo is declared to be a mutual benefit type of nonprofit corporation that does not hold its assets for the benefit of the public generally, BCBSMo would be required to exercise its ownership interest in the company consistent with the best interests of BCBSMo's subscribers, subject to any final rulings made in the litigation described elsewhere in this section "Agreement for settlement of certain litigation matters and reorganization of the company." If BCBSMo is declared to be a public benefit type of nonprofit corporation or if it is declared that BCBSMo holds assets for the benefit of the public generally, BCBSMo would be required to exercise its ownership interest in the company consistent with the best interests of the public at large. In either event, BCBSMo could be dissolved, or required to dispose of some or all of the company's shares of Class B Common Stock at times and in quantities that could be detrimental to the market for the company's stock. Also, either the DOI or the Missouri Attorney General could take actions against BCBSMo based upon such declarations (such as seeking the appointment of a receiver to safeguard assets, which, like dissolution, could result in the termination of the company's licenses to use the Blue Cross and Blue Shield trade names and service marks and trigger a termination fee and a notice to members thereunder) which, if successful, could have a material adverse effect upon the company and the market for its stock. (See "Status of Blue Cross and Blue Shield trademark licenses.")


Litigation Relating to the Market Conduct Study and Copayment Calculations

In April 1996, the DOI issued a market conduct report to the company. The report findings cited the company and BCBSMo for not complying with certain insurance statutes and regulations, including those that relate to the Small Employer Health Insurance Availability Act, coordination of benefits and copayment calculations. The company responded to the report in May 1996. The company and the DOI have had discussions relating to the issues contained in the report from May 1996 to February 1998. On February 11, 1998, the DOI filed a Notice of Institution of Case requesting the Director to issue a cease and desist order, an order requiring the payment of a monetary penalty, an order to cease marketing and/or an order suspending or revoking the certificate of authority of the company and BCBSMo. The company has alleged in the action described above under "Litigation relating to the Reorganization and Public Offering" that the market conduct study was not conducted for legitimate purposes of regulatory oversight but rather as a pretext to either revoke or refuse to renew BCBSMo's license to operate as a health services corporation and thus to improperly pressure and coerce BCBSMo into making the payments as described above under "Litigation relating to the Reorganization and Public Offering." The DOI has stated that the company should refund excess premium payments to the small groups, pay additional refunds to members for copayment calculations made prior to January 1996, and take certain actions relating to coordination of benefits. The issue relating to the manner in which the company calculated copayment amounts prior to January 1996 was the subject of a class action suit, titled Kelly v. Blue Cross and Blue Shield of Missouri, and subsequent settlement. BCBSMo settled the case in 1995 and paid the majority of the total settlement amount of $5 million. The company believes it has resolved this issue through the court-approved class action settlement and intends to vigorously defend this new action if required. The DOI has issued a stay of the market conduct proceeding pending approval of the settlement agreements, as amended, described herein.

On February 9, 1998, the Missouri Attorney General filed suit against the company, BCBSMo, BlueCHOICE, Healthy Alliance Life Insurance Company (HALIC, a subsidiary of the company), and Preferred Health Plans of Missouri, Inc. (a subsidiary of the company) in the Circuit Court seeking injunctive relief, compensatory damages and civil penalties under Missouri's Merchandising Practices Act for the way in which the company disclosed and marketed copayment amounts prior to January 1996. The factual allegations in the Missouri Attorney General's suit are the same as the copayment issues in the DOI Market Conduct Study Action and the same issue that was the subject of a court-approved class action suit settlement in the Kelly v. Blue Cross and Blue Shield of Missouri case. The company discontinued the copayment practices in January 1996. The company believes it has already paid the restitution damages requested in the settlement of the class action suit. BCBSMo and the company believe the claims are without merit and intend to vigorously defend the action if required. This action was dismissed by the Missouri Attorney General without prejudice pending the approval of the settlement agreements, as amended, described herein.

STATUS OF BLUE CROSS AND BLUE SHIELD TRADEMARK LICENSES

On March 11, 1999, the Board of Directors of the Blue Cross and Blue Shield Association (the BCBSA) unanimously voted to extend the company's licenses to use the Blue Cross and Blue Shield service marks until June 17, 1999. Previously, at a meeting held on November 19, 1998, the Board of Directors of BCBSA approved the reinstatement, effective as of October 29, 1998, of the licenses to use the Blue Cross and Blue Shield service marks, granted to the company, BCBSMo, and two wholly owned subsidiaries of the company, Healthy Alliance Life Insurance Company and HMO Missouri, Inc. (the licensed affiliates). The approval clarified the rights of the company and its licensed affiliates to continue uninterrupted the use of the service marks following actions taken by the BCBSA which resulted from the October 29 Order (as described above under "Appointment of Special Master").

The October 29 Order provided for the appointment of Robert G. Russell as receiver/custodian pendente lite to, among other things, take exclusive possession and control of all of the issued and outstanding shares of the company's Class B Common Stock, all of which is owned by BCBSMo. On November 2, 1998, the BCBSA notified the company and its licensed affiliates that their licenses to use the Blue Cross and Blue Shield service marks had terminated automatically pursuant to their terms on October 29, 1998, as a result of the October 29 Order, and filed a Complaint against the company and its licensed affiliates alleging inter alia service mark infringement and breach of license agreements as a result of the continued use of the service marks following the issuance of the October 29 Order (the BCBSMo Complaint). On November 4, 1998, after BCBSMo filed its Motion to Vacate Order and its Memorandum in Support of Motion to Vacate in response to the October 29 Order, the Circuit Court issued two orders (the November 4 Orders). The first order set aside the October 29 Order and declared it to be void ab initio, or "void from the beginning." The second order appointed Robert G. Russell as special master for the purpose of collecting and analyzing information related to the proposed settlement of the litigation cited above. On November 6, 1998, the Court issued an Order of Reference for the special master. The BCBSA agreed to dismiss the BCBSA Complaint.

Each of the reinstated license agreements approved by the BCBSA included an addendum that provided, among other things, that the licenses granted under such license agreements would be reviewed by the BCBSA at the next regularly scheduled meeting of the BCBSA Board of Directors on March 11, 1999. If on or before March 11, 1999, the BCBSA did not extend the termination dates for the license agreements until the next regularly scheduled meeting of the BCBSA Board of Directors after March 11, 1999, or otherwise modify the addenda, the license agreements would have terminated on March 11, 1999.

On March 11, 1999, the Board of Directors of the BCBSA modified the addenda to provide that the licenses granted under such license agreements will be reviewed by the BCBSA at the next regularly scheduled meeting of the BCBSA Board of Directors on June 17, 1999.
If on or before June 17, 1999, the BCBSA does not extend the termination dates for the license agreements until the next regularly scheduled meeting of the BCBSA Board of Directors after June 17, 1999, or otherwise modify the addenda, the license agreements will terminate on June 17, 1999. This "board to board" extension of the license agreements has been adopted in conjunction with the issuance of reinstated licenses granted to other BCBSA licensees following a license termination. There can be no assurances that the BCBSA will take the necessary and appropriate action to extend the license agreements beyond June 17, 1999, or any time thereafter.

The licenses of the company and its licensed affiliates, and the addenda thereto effective as of October 29, 1998, are attached as Exhibits 10.6.5 - 10.13.4 to the company's Current Report on Form 8-K filed with the SEC on November 24, 1998.

The licenses (which include the primary licenses granted to BCBSMo and the controlled affiliate licenses to the company, HALIC and BlueCHOICE) give these companies the right to use the Blue Cross and Blue Shield names, trademarks and service marks in connection with health insurance products marketed and sold in BCBSMo's licensed operating area (consisting of 85 counties in eastern and central Missouri). The licenses require BCBSMo, the company and the licensed affiliates to pay license fees to BCBSA for the use of the trademarks.

In January of 1997, interim and temporary licenses were granted to BCBSMo and its affiliates after notification by the BCBSA that the prior licenses had automatically terminated in connection with the litigation relating to the Reorganization and Public Offering described under "Litigation relating to the Reorganization and Public Offering" (the Litigation). The interim and temporary licenses were later replaced by reinstated full licenses granted in March 1998.

Each of the licenses provides that it automatically terminates if, among other things: (i) the DOI or another regulatory agency assumes control of the licensee or delinquency proceedings are instituted;
(ii) a trustee, interim trustee, receiver or other custodian for any of BCBSMo's or the BCBSA's property or business is appointed, or (iii) an action is instituted by any governmental entity or officer against the licensee seeking dissolution or liquidation of its assets or seeking the appointment of a trustee, interim trustee, receiver or custodian for any of its property or business, which is consented to or acquiesced in by the licensee or is not dismissed within 130 days of the licensee being served with the pleading or document commencing the action, provided that if the action is stayed or its prosecution enjoined, the 130-day period is tolled for the duration of the stay or injunction, and provided further that the BCBSA's Board of Directors may toll or extend the 130-day period at any time prior to its expiration. Each trademark license also provides that it may be terminated by BCBSA if, among other things, the licensee fails to meet certain quality control standards or minimum capital or liquidity requirements. Pursuant to the Addendum, which became part of the reinstated license agreements following the November 19, 1998 BCBSA Board meeting, an automatic termination will also occur (i) if the BCBSA Board does not take action to extend the licenses on or before June 17, 1999, the date of the next regularly scheduled BCBSA Board meeting, and (ii) upon any judicial act that (a) provides that or approves a transaction pursuant to which a person, entity or group other than the licensees of BCBSA, acquires the ability to select the majority of the members of the Board of Directors of BCBSMo, the company or certain of its affiliates or otherwise gains control of BCBSMo, the company or such affiliates, or (b) changes the composition of, or the voting rights of the members of the Board of Directors of BCBSMo, the company or such affiliates. The foregoing provision does not apply to a settlement or resolution of the Litigation that complies with all BCBSA rules, regulations and standards and is approved by or conditioned on the approval of the BCBSA. In addition, the licenses may be terminated if BCBSMo, the company, or certain subsidiaries of the company are unable to achieve certain financial benchmarks as required by the BCBSA.

The affiliate licenses are derivative of the primary licenses and automatically terminate if the primary licenses terminate. According to their terms, if a license is terminated, BCBSMo, the company and its controlled affiliates are jointly liable to BCBSA for payment of a termination fee in an amount equal to $25 times the number of licensed enrollees of the terminated entity and its licensed controlled affiliates, and must give written notice of such termination to their enrollees. The termination fee is reduced in accordance with a formula set forth in the primary licenses if another plan is licensed by BCBSA in BCBSMo's exclusive service area. In connection with the reinstatement described above, the BCBSA waived the application of these provisions to the alleged automatic termination resulting from the entry of the October 29 Order.

In March 1998, BCBSMo and BCBSA agreed that the primary licenses were reinstated as if a suit seeking dissolution had been served on BCBSMo but the 130-day period for automatic termination described above was tolled. The tolling thereunder was to continue for as long as the stay entered in the Litigation remained in full force and effect. Under the Addendum that became part of the reinstated license agreements at the November 19, 1998 BCBSA Board meeting, the automatic termination provision relating to the stay would no longer be controlling, rather, the licenses are on a "board to board" basis, which means that on or before the next regularly scheduled meeting of the BCBSA Board (expected to be held on June 17, 1999), the Board must take action to extend the licenses or else they will automatically terminate on June 17, 1999. There can be no assurances that the BCBSA Board will take the action necessary to extend the licenses on or before the June 17, 1999, meeting as part of the "board to board" review.

The company believes that the exclusive right to use the Blue Cross and Blue Shield trademarks provides it and its controlled affiliates with a significant marketing advantage in BCBSMo's licensed operating area, the loss of which would have a material adverse effect on the company and the market for its stock. In addition, the loss of the licenses would be an event of default under the company's Credit Agreement which, if not waived or otherwise addressed, could result in a material adverse effect on the company and the market for its stock.

In connection with the proposed settlement agreements, as amended, described above under "Status of Proposed Settlement Agreements," BCBSMo and the company have filed a request with the BCBSA to transfer its primary license to new RightCHOICE as part of the transactions contemplated by the settlement agreements, as amended. The BCBSA has conditionally approved the transfer as proposed. There can be no assurance that the transactions contemplated by the settlement agreements, as amended will receive the necessary court approval as an acceptable alternative to dissolution of BCBSMo, that all conditions and contingencies included in the settlement agreements, as amended, will be satisfied, or that the transactions set forth in the settlement agreements, as amended, will be effected. The failure to consummate the transactions contemplated by the settlement agreements, as amended, could have a material adverse effect on the company and the market for its stock.

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

14.  SEGMENT INFORMATION

The company operates in two segments which it defines as underwritten and self-funded. The company's underwritten segment includes a comprehensive array of products including PPO, POS, HMO, Medicare supplement, managed indemnity and specialty managed care coverages. The company's self-funded segment includes TPA and ASO services for self-insured organizations. All of the company's revenues, both underwritten premiums and self-funded fees and other income, are derived from domestic (United States) sources and no single customer accounts for more than 10 percent of total revenues.

Operating income for the company's underwritten segment is determined by deducting from premium revenue the health care service costs, commissions, and general and administrative expenses, as well as any non-recurring charges, that are attributable to that segment's operations. Operating income for the self-funded segment is determined by deducting from fees and other income the commissions, general and administrative expenses and non-recurring charges attributable to the segment. Expenses not directly traceable to an industry segment are allocated on a consistent and reasonable basis utilizing membership, groups, claims, and other key drivers.
Corporate identifiable assets by segment include only receivables from members since the company does not produce more detailed information by segment internally. Intersegment revenues are not material. Financial information by segment is as follows:

Year ended December 31, 1998           Underwritten  Self-funded   Consolidated
Revenues                                 $694,678     $  72,834      $767,512
Operating (loss) income                  (23,056)        18,809       (4,247)
Depreciation and amortization expense      13,779         5,555        19,334
Non-recurring operating charges               777           123           900
Identifiable assets                        46,311        21,713        68,024

Year ended December 31, 1997           Underwritten  Self-funded   Consolidated
Revenues                                 $654,315     $  65,096      $719,411
Operating (loss) income                  (69,437)         8,437      (61,000)
Depreciation and amortization expense      16,821         6,287        23,108
Charge for loss reserves                   29,510                      29,510
Other non-recurring operating charges       2,190         1,111         3,301
Identifiable assets                        44,763        15,256        60,019

Year ended December 31,1996            Underwritten  Self-funded   Consolidated
Revenues                                 $595,661     $  57,714      $653,375
Operating (loss) income                  (13,741)           162      (13,579)
Depreciation and amortization expense       8,099         6,861        14,960
Non-recurring operating charges             2,791         1,743         4,534
Identifiable assets                        45,055         9,712        54,767

15.  TRANSACTIONS WITH BLUE CROSS AND BLUE SHIELD OF MISSOURI

Pursuant to an administrative services agreement, the company provides certain administrative and support services, including computerized data processing and management information systems, telecommunication systems and accounting, finance, legal, actuarial and other management services to BCBSMo. These expenses are allocated to and paid by BCBSMo in an amount equal to the direct and indirect costs and expenses incurred in furnishing these services. In addition, the company provides services to BCBSMo, which include health plan services, processing claims related to such plans, provider contracting, market research and advertising, to be reimbursed on a basis that approximates cost. Management of the company and of BCBSMo consider such allocation methodologies and cost approximations reasonable and appropriate.

General and administrative expense excludes net intercompany charges allocated to BCBSMo by the company for the respective periods, as follows:

                                               Year ended December 31,
                                               1998      1997      1996
        Services provided to BCBSMo         $ 15,642   $12,792   $15,968
        Services provided by BCBSMo          (4,411)   (4,436)   (4,237)
           Net expense allocated to BCBSMo  $ 11,231   $ 8,356   $11,731

The company has intercompany receivables and payables between the company and BCBSMo, which include $9.9 million of receivables and $3.2 million of payables related to the BCBSMo transfer of all economic risks and rewards on certain insurance policies originally issued by BCBSMo, pursuant to a reinsurance agreement. In addition, the intercompany receivables and payables include net intercompany transactions for general and administrative expenses as well as intercompany tax settlements. Additional amounts of receivables and payables relate to the company's cash management activity which is typically settled on a monthly basis.

16.  STATUTORY INFORMATION

The operations of the company's subsidiaries, HALIC, BlueCHOICE, HealthLink, HealthLink HMO, and RightCHOICE Insurance Company (RIC) are subject to regulation and supervision by regulatory authorities of the various jurisdictions in which they are licensed to conduct business. Regulatory authorities exercise extensive supervisory power over the licensing of insurance companies; the amount of reserves that must be maintained; the approval of forms and insurance policies used; the nature of, and limitation on, an insurance company's investments; periodic examination of the operations of insurance companies; the form and content of annual statements and other reports required to be filed on the financial condition of insurance companies; and the establishment of capital requirements for insurance companies. HALIC, BlueCHOICE, HealthLink HMO, and RIC are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, these companies are also periodically examined by the insurance departments of the jurisdictions in which they are licensed to do business.

The company's subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Missouri and Illinois Departments of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners
(NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance (the Codification), which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The NAIC has recommended an effective date of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. It is not known whether the Missouri and Illinois legislatures will pass the necessary legislation to enact the Codification or if such passed legislation would be approved by the governors. The company has not estimated the potential effect of the Codification guidance if adopted.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
      (In thousands, except per share data)

                                                  Three months ended
  1998                                  31-Mar    30-Jun     30-Sep    31-Dec
  Total revenues                       $191,852  $191,818   $189,804  $194,038
  Operating expenses                    193,101   192,433    192,384   193,841
  Operating (loss) income               (1,249)     (615)    (2,580)       197
  Investment income, net                  4,372     3,984      5,062     5,251
  Other, net                            (1,065)   (1,237)    (1,204)   (1,412)
  Income before taxes                     2,058     2,132      1,278     4,036
  Provision for income taxes              1,090       930        763     1,061
  Net income                                968     1,202        515     2,975
  Basic and diluted earnings per share  $  0.05   $  0.06    $  0.03  $   0.16
  Weighted average shares outstanding    18,672    18,672     18,672    18,673
  Membership (in thousands)               1,998     2,013      2,092     2,123


                                                  Three months ended
  1997                                  31-Mar    30-Jun     30-Sep    31-Dec
  Total revenues                       $176,314  $176,149   $180,492  $186,456
  Operating expenses                    178,468   187,195    218,559   196,189
  Operating loss                        (2,154)  (11,046)   (38,067)   (9,733)
  Investment income, net                 13,510    10,296      4,786     4,592
  Other, net                            (1,253)   (1,372)    (1,241)   (1,873)
  Income (loss) before taxes             10,103   (2,122)   (34,522)   (7,014)
  Provision (benefit) for income taxes    3,909       189   (11,766)   (1,853)
  Net income (loss)                       6,194   (2,311)   (22,756)   (5,161)
  Basic and diluted earnings (loss)
    per share                          $   0.33  $ (0.12)   $ (1.22)  $ (0.28)
  Weighted average shares outstanding    18,676    18,672     18,672    18,672
  Membership (in thousands)               1,864     1,898      1,923     1,957



PricewaterhouseCoopers LLP Letterhead
                                                   PricewaterhouseCoopers LLP
                                                   One Metropolitan Square
                                                   Suite 2200
                                                   St. Louis, MO 63102-2737
                                                   Telephone (314) 436 3200
                                                   Facsimile (314) 241 3371

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of RightCHOICE Managed Care, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of RightCHOICE Managed Care, Inc., and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                  PricewaterhouseCoopers LLP

February 9, 1999, except for Note 13
   for which the date is March 15, 1999




PricewaterhouseCoopers LLP Letterhead
                                                   PricewaterhouseCoopers LLP
                                                   One Metropolitan Square
                                                   Suite 2200
                                                   St. Louis, MO 63102-2737
                                                   Telephone (314) 436 3200
                                                   Facsimile (314) 241 3371

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of RightCHOICE Managed Care, Inc.

Our report on the consolidated financial statements of RightCHOICE Managed Care, Inc. is included on page 87 of this form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedules listed in Item 8 on page 41 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                       PricewaterhouseCoopers LLP


February 9, 1999, except for Note 13
   for which the date is March 15, 1999



                                                                      Schedule I
                                                                   (Page 1 of 3)
                    RIGHTCHOICE MANAGED CARE, INC.
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed balance sheets of RightCHOICE Managed Care, Inc. (parent company only) as of December 31, 1998 and 1997, and the condensed statements of income and cash flows for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                     Balance Sheets
                    (in thousands, except shares and per share data)

                                                                             December 31,
                                                                         1998           1997
                 ASSETS

Cash                                                                  $  2,998       $ 11,148
Investments available for sale, at market value                          4,703         23,273
Investments in affiliates (2)                                          118,782        130,282
Property and equipment, net                                              5,941          8,062
Receivables from affiliates (1)                                        163,712         67,368
Income taxes receivable, net                                             7,268
Other assets                                                             7,271          2,011
   Total assets                                                       $310,675       $242,144

  LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                 $ 23,707       $ 19,481
Payables to affiliates (1)                                             111,431         37,088
Income taxes payable, net                                                              14,425
Obligations for employee benefits                                       27,292         25,074
Obligations under capital leases                                         2,371          5,211
   Total liabilities                                                   164,801        101,279

Shareholders' equity:
   Preferred stock, $.01 par, 25,000,000 shares authorized,
      no shares issued and outstanding
   Common stock:
      Class A, $.01 par, 125,000,000 shares authorized,
        3,737,500 shares issued, 3,710,426 and 3,709,000
        shares outstanding, respectively                                    37             37
      Class B, convertible, $.01 par, 100,000,000 shares authorized,
        14,962,500 shares issued and outstanding                           150            150
   Additional paid in capital                                          132,635        132,640
   Retained earnings                                                    12,313          6,653
   Treasury stock, 27,074 and 28,500 Class A shares,
      respectively, at cost                                              (383)          (404)
   Accumulated other comprehensive income                                1,122          1,789
   Total shareholders' equity                                          145,874        140,865
   Total liabilities and shareholders' equity                         $310,675       $242,144

   The condensed financial information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

(1) The majority of these intercompany amounts are eliminated in the Consolidated Financial Statements with the remaining amounts explained in Note 15 of the Notes to Consolidated Financial Statements.
(2) As of December 31, 1998 and 1997, $113,053 and $121,855, respectively, is eliminated in the Consolidated Financial Statements.


                                                                      Schedule I
                                                                   (Page 2 of 3)

                       RIGHTCHOICE MANAGED CARE INC.
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           Statements of Income
                              (in thousands)

                                                            Year ended December 31,
                                                        1998          1997          1996
Revenue
  Reimbursement from affiliates (1)                   $108,972      $116,380      $114,233
  Dividends from affiliates (1)                         15,203        13,813        26,631
Total revenue                                          124,175       130,193       140,864

Expense
  General and administrative                           111,828       118,920       119,292

Operating income                                        12,347        11,273        21,572

Investment income and other                              3,549         4,040         1,022

Income before equity in undistributed loss
   of subsidiaries and income tax provision (benefit)   15,896        15,313        22,594

Equity in undistributed loss of subsidiaries (1)        (8,741)      (38,853)      (25,618)

Income (loss) before taxes                               7,155       (23,540)       (3,024)

Income tax provision (benefit)                           1,495           494          (997)

Net income (loss)                                      $ 5,660      ($24,034)      ($2,027)

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

                     RIGHTCHOICE MANAGED CARE, INC.
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       Statements of Cash Flows
                            (in thousands)
                                                              Year ended December 31,
                                                            1998       1997       1996
Cash flows from operating activities:
Net income (loss)                                         $ 5,660   ($24,034)   ($2,027)
Adjustments to reconcile net income (loss)
to net cash (used in) provided by operating
activities:
   Equity in undistributed loss (income)
     of subsidiaries                                        8,741      38,853     25,618
   Depreciation                                             2,505       4,264      4,631
   Loss on sale of property and equipment                                             36
   Gain on sale of investments                              (794)     (1,671)        (6)
   Accretion of discounts and
    amortization of premiums                                 (19)       (170)       (41)

(Increase) decrease in:
   Receivables from affiliates                           (96,344)    (47,820)    (6,469)
   Income taxes receivable, net                           (7,069)
   Other assets                                           (5,260)       (141)        421

Increase (decrease) in:
   Accounts payable and accrued
     expenses                                               3,657     (1,755)    (1,300)
   Payables to affiliates                                  74,343      22,306      1,520
   Obligations for employee benefits                        2,218         562      (229)
   Income taxes payable, net                             (14,425)         991      (482)

Net cash (used in) provided by operating activities      (26,787)     (8,615)     21,672

Cash flows from investing activities:
   Investments purchased                                  (4,845)    (14,970)   (42,297)
   Investments sold or matured                              5,661      35,940     29,846
   Investments purchased, sold or transferred
     from/to affiliates, net                               17,773
   Decrease (increase) in investment in affiliates          3,256       (814)    (6,813)
   Property and equipment purchased, sold or
     transferred from/to affiliates, net                    (427)       2,995      1,716

Net cash provided by (used in) investing activities        21,418      23,151   (17,548)

Cash flows from financing activities:
   Payments on capital lease obligations                  (2,797)     (3,509)    (3,931)
   Sale (purchase) of Class A treasury stock                   16        (78)       (60)
Net cash used in financing activities                     (2,781)     (3,587)    (3,991)

Net (decrease) increase in cash and cash
   equivalents                                            (8,150)      10,949        133
Cash and cash equivalents, beginning of year               11,148         199         66
Cash and cash equivalents, end of year                    $ 2,998     $11,148     $  199

Supplemental Schedule of Noncash Investing
   and Financing Activities:
Equipment acquired through capital leases                             $ 4,001
Disposal of equipment under capital leases                $   43

   The condensed financial information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.