Form 10-Q
period 1999-03-31
RIGHTCHOICE MANAGED CARE INC
filed 1999-05-17
CIK 921766

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

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

          Title of each class                 Outstanding at April 30, 1999

     Class A Common Stock, $0.01 par value            3,710,426 shares
     Class B Common Stock, $0.01 par value           14,962,500 shares

                   RIGHTCHOICE MANAGED CARE, INC.
                    First Quarter 1999 Form 10-Q
                          Table of Contents



PART  I.      FINANCIAL INFORMATION                                    PAGE

     ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of March 31, 1999
              and December 31, 1998                                      3

           Consolidated Statements of Income for the Three Months
              Ended March 31, 1999 and 1998                              4

           Consolidated Statements of Changes in Shareholders' Equity
           for the Three Months Ended March 31, 1999 and 1998            5

           Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1999 and 1998                              6

           Notes to Consolidated Financial Statements                    7

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       22


PART II.      OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                         35

     ITEM 2.  Changes in Securities                                     35

     ITEM 3.  Defaults Upon Senior Securities                           35

     ITEM 4.  Submission of Matters to a Vote of Security Holders       35

     ITEM 5.  Other Information                                         35

     ITEM 6.  Exhibits and Reports on Form 8-K                          35

SIGNATURES                                                              37



PART I.FINANCIAL INFORMATION
ITEM 1.Financial Statements

                   RIGHTCHOICE MANAGED CARE, INC.
                     CONSOLIDATED BALANCE SHEETS
          (in thousands, except shares and per share data)

               ASSETS                     March 31, 1999   December 31, 1998
                                            (unaudited)
Current assets:
  Cash and cash equivalents                $   29,457         $   39,409
  Investments available for sale              206,225            208,281
  Receivables from members                     72,615             68,024
  Receivables from related parties             22,204             18,294
  Deferred income taxes                         5,968              4,798
  Other assets                                 26,359             19,818
     Total current assets                     362,828            358,624
Property and equipment, net                    57,468             58,234
Deferred income taxes                          12,306             11,583
Investments in affiliates                       5,835              5,729
Goodwill and intangible assets, net            73,596             74,508
    Total assets                             $512,033           $508,678

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Medical claims payable                    $ 117,437          $ 109,986
  Unearned premiums                            57,033             56,407
  Accounts payable and accrued expenses        60,507             64,754
  Current portion of long-term debt            10,000             10,000
  Payables to related parties                  26,387             26,194
  Reserve for loss contract                     8,604              9,052
  Obligations for employee benefits             2,994              2,954
  Income taxes payable                         11,148             10,485
  Obligations under capital leases              3,635              4,254
     Total current liabilities                297,745            294,086
Reserve for loss contract                       5,444              7,259
Long-term debt                                 30,563             33,063
Obligations for employee benefits              24,665             24,338
Obligations under capital leases                4,955              4,058
     Total liabilities                        363,372            362,804

Shareholders' Equity:
  Preferred Stock, $.01 par, 25,000,000
     shares authorized, no shares issued
     and outstanding
  Common Stock:
     Class A, $.01 par, 125,000,000
     shares authorized, 3,737,500 shares
     issued, 3,710,426 shares outstanding          37                 37
     Class B, convertible, $.01 par,
     100,000,000 shares authorized,
     14,962,500 shares issued and outstanding     150                150
  Additional paid-in capital                  132,635            132,635
  Retained earnings                            16,990             12,313
  Treasury stock, 27,074 Class A shares,
     at cost                                    (383)              (383)
  Accumulated other comprehensive income        (768)              1,122
     Total shareholders' equity               148,661            145,874
     Total liabilities and shareholders'
        equity                               $512,033           $508,678

    See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (in thousands, except shares and per share data)

                                                     Three Months Ended
                                                          March 31,
                                                   1999              1998
 Revenues:
 Premium                                        $179,218          $173,694
 Fees and other income                            20,795            18,158
       Total revenues                            200,013           191,852

 Operating expenses:
 Health care services                            146,748           144,481
 Commissions                                       7,909             7,737
 General and administrative (excludes
 depreciation and amortization and excludes
 net intercompany charges of $3,040 and
 $3,129, respectively, allocated to Blue Cross
 and Blue Shield of Missouri)                     36,560            36,280
 Depreciation and amortization                     4,194             4,603
       Total operating expenses                  195,411           193,101
 Operating income (loss)                           4,602           (1,249)

 Investment income:
    Interest and dividends                         3,207             3,817
    Realized gains, net                              268               555
       Total investment income, net                3,475             4,372

 Other:
    Interest expense                             (1,068)           (1,150)
    Other income, net                                308                85
       Total other, net                            (760)           (1,065)

 Income before provision for income taxes          7,317             2,058
 Provision for income taxes                        2,640             1,090
 Net income                                     $  4,677          $    968

 Weighted average common shares outstanding   18,673,000        18,672,000

 Basic and diluted earnings per share         $      .25        $      .05


     See accompanying Notes to Consolidated Financial Statements.

                    RIGHTCHOICE MANAGED CARE, INC.
                  CONSOLIDATED STATEMENTS OF CHANGES
                  IN SHAREHOLDERS' EQUITY (UNAUDITED)
                     (in thousands, except shares)

                                                                                                   Accumulated
                                                       Additional                             Other
                                       Common Stock     Paid In   Retained   Treasury    Comprehensive
                                      Class A  Class B  Capital   Earnings    Stock          Income       Total
Balance at
December 31, 1997                       $37  $150       $132,640    $6,653    $(404)        $1,789      $140,865

Comprehensive loss:
 Net income                                                            968                                   968

 Change in unrealized appreciation on
 available-for-sale securities, net of
 income tax credit of $690                                                                 (1,252)       (1,252)

Comprehensive loss                                                                                         (284)

Balance at March 31, 1998                37   150        132,640     7,621     (404)           537       140,581

Comprehensive income:
 Net income                                                          4,692                                 4,692

 Change in unrealized
 appreciation on available-
 for-sale securities, net of
 income tax provision of $543                                                                  955           955

 Minimum pension liability
 adjustment, net of income tax
 credit of $199                                                                              (370)         (370)

Comprehensive income                                                                                       5,277

1,426 shares issued under the
company's stock option plan                                  (5)                  21                          16

Balance at
December 31, 1998                        37   150        132,635    12,313     (383)         1,122       145,874

Comprehensive income:
 Net income                                                          4,677                                 4,677

 Change in unrealized
 appreciation on available-
 for-sale securities, net of
 income tax credit of $1,068                                                               (1,890)       (1,890)

Comprehensive income                                                                                       2,787

Balance at
March 31, 1999                          $37  $150       $132,635   $16,990    $(383)        $(768)      $148,661

     See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (in thousands)
                                                                 For the three months ended
                                                                          March 31,
                                                                  1999                 1998
Cash flows from operating
activities:
   Net income                                                 $  4,677              $   968
   Adjustments to reconcile net income to net cash used in
     operating activities:
     (Credit) provision for deferred income taxes                (825)                1,018
     Depreciation and amortization                               4,194                4,603
     Undistributed earnings of affiliates                        (106)                 (60)
     Gain on sale of investments                                 (268)                (555)
     Amortization of premiums and accretion of discounts, net      157                 (12)
     Gain on sale of property and equipment                      (231)
   Increase in certain assets:
     Receivables from members                                  (4,591)              (1,429)
     Receivables from related parties                          (3,910)             (14,162)
     Other assets                                              (6,355)              (6,797)
   Increase (decrease) in certain liabilities:
     Medical claims payable                                      7,451              (1,150)
     Unearned premiums                                             626              (2,539)
     Accounts payable and accrued expenses                     (4,247)                2,466
     Payables to related parties                                   193               18,116
     Reserve for loss contract                                 (2,263)              (2,263)
     Obligations for employee benefits                             367                  645
     Income taxes payable                                          663                  178
Net cash used in operating activities                          (4,468)                (973)
Cash flows from investing activities:
   Proceeds from matured investments:
     Fixed maturities                                            1,700                3,325
   Proceeds from investments sold:
     Fixed maturities                                           67,560               59,845
     Other                                                           8                4,408
   Investments purchased:
     Fixed maturities                                         (70,059)             (66,523)
     Other                                                                            (247)
   Proceeds from property and equipment sold                        11                    5
   Property and equipment purchased                            (1,265)              (2,594)
Net cash used in investing activities                          (2,045)              (1,781)
Cash flows from financing activities:
   Payments of long-term debt                                  (2,500)
   Payments of capital lease obligations                         (939)              (1,411)
Net cash used in financing activities                          (3,439)              (1,411)
Net decrease in cash and cash equivalents                      (9,952)              (4,165)
Cash and cash equivalents at beginning of period                39,409               29,872
Cash and cash equivalents at end of period                   $  29,457            $  25,707
Supplemental Disclosure of Cash Information:
   Interest paid                                             $   1,058            $   1,165
   Income taxes paid (refund received), net                      2,802              (2,098)
Supplemental Schedule of Noncash Investing and
Financing Activities:
   Equipment acquired through capital leases                 $   3,098            $     199
   Disposal of equipment under capital leases                    1,881

    See accompanying Notes to Consolidated Financial Statements.

                   RightCHOICE Managed Care, Inc.
             Notes to Consolidated Financial Statements
                             (unaudited)


1. Financial Statement Presentation

The interim consolidated financial statements included herein have been prepared by RightCHOICE Managed Care, Inc. (the company or RightCHOICE) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; however, the management of the company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the company with respect to the interim consolidated financial statements, and the consolidated results of its operations and its cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

2.  Contingencies

OPM AUDIT

The company, through its subsidiary, HMO Missouri, Inc. (BlueCHOICE), contracts with the Office of Personnel Management
(OPM) to provide or arrange health services to federal employees under the Federal Employees Health Benefits Program (FEHBP). FEHBP is the second largest customer group (after the Missouri Consolidated Health Care Plan or MCHCP, discussed further herein) of BlueCHOICE. OPM conducts periodic audits to, among other things, verify that the premiums established under the OPM contract were established in compliance with the community rating and other requirements under the FEHBP.

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

LITIGATION OF BLUE CROSS BLUE SHIELD OF MISSOURI WITH THE MISSOURI ATTORNEY GENERAL AND DEPARTMENT OF INSURANCE AND RELATED ACTIONS,
SETTLEMENT EFFORTS AND PROPOSED REORGANIZATION

In August 1994, Blue Cross Blue Shield of Missouri (BCBSMo) created a for-profit subsidiary, RightCHOICE Managed Care, Inc. (the company). BCBSMo transferred, among other things, certain of its assets to the company, and offered to the public 20 percent of the common stock of the company (such events are referred to collectively as the Reorganization and Public Offering). Although the Director (the Director) of the Missouri Department of Insurance (DOI) formally approved the Reorganization and Public Offering on April 14, 1994, the Director and the DOI subsequently claimed that the Reorganization and Public Offering violated state laws and that BCBSMo was obligated to transfer all of its assets, including all of the stock of the company, to the State of Missouri or a charity designated by the State of Missouri. The Director and the DOI threatened to bring legal action, seek a receivership or terminate BCBSMo's insurance license unless BCBSMo agreed to give up its assets.

BCBSMo's extensive efforts to resolve the dispute without litigation were unsuccessful. On May 13, 1996, BCBSMo filed a declaratory judgment action in the Circuit Court of Cole County Missouri (the Circuit Court) against the Director, the DOI and the Missouri Attorney General (the Missouri Attorney General was a necessary party due to his sole authority to enforce nonprofit corporation laws). This litigation is described more fully below under "Litigation relating to the Reorganization and Public Offering."

AGREEMENT FOR SETTLEMENT OF CERTAIN LITIGATION MATTERS AND
REORGANIZATION OF THE COMPANY

Status of Proposed Settlement Agreements

Following many developments in the litigation described below, on April 22, 1998, the company, BCBSMo, the Missouri Attorney General and the Director announced a conceptual framework to resolve all outstanding litigation and regulatory issues among the parties. The definitive settlement agreements were entered into on September 20, 1998, and subsequently modified on March 12, 1999, (as amended, the amended settlement agreements). The amended settlement agreements would, if consummated, resolve all outstanding litigation and regulatory issues between the company, BCBSMo and their affiliates and the State of Missouri described below and create a charitable independent health care foundation.

The amended settlement agreements include a number of significant conditions and contingencies, including approval by the Circuit Court. During an informal status hearing of the Circuit Court on March 15, 1999, Judge Thomas J. Brown, III stated on the record that he has continued concerns about the amended settlement agreements. In response to those comments, on March 19, 1999, BCBSMo petitioned the Missouri Supreme Court to enter an Order of Prohibition directed to Judge Brown to limit his actions in the litigation to the consideration of the Joint Motion By All Parties and the Amici Curiae to Approve Settlement Agreement while the case is on appeal to the Missouri Supreme Court. The Missouri Attorney General filed a similar motion to stay seeking to limit the actions of the Circuit Court. On March 24, 1999, the Missouri Supreme Court declined the request of BCBSMo to grant a writ of prohibition, and declined the request of the Missouri Attorney General. The litigation, which remains on appeal to the Missouri Supreme Court, was unaffected by the March 24, 1999, denial. The litigation between the company and its affiliates and the State of Missouri is described below. See "Litigation relating to the Reorganization and Public Offering."

  The principal terms of the amended settlement agreements include the following:

* BCBSMo would, through a series of transactions, (i) transfer its insurance-related assets, contracts and agreements and related liabilities to a wholly owned subsidiary of the company; (ii) convert to a for-profit corporation; (iii) reincorporate in Delaware; and (iv) merge with the company. The outstanding common stock of the resulting entity (referred to as new RightCHOICE) would be owned approximately 20 percent by the company's current public shareholders and approximately 80 percent by a charitable foundation (which equals the current aggregate ownership interests of the public shareholders and BCBSMo, respectively, in the equity of the company).

* BCBSMo would pay approximately $12.75 million to the charitable independent health care foundation (in addition to $175,000 paid by RightCHOICE).

* The charitable independent health care foundation would be required to liquidate its shares of new RightCHOICE stock over a prescribed period of time not to exceed seven years under a divestiture plan. The proceeds would be used for health care purposes. The charitable independent health care foundation would be required to reduce its ownership of new RightCHOICE stock to less than 50 percent of the total outstanding stock of new RightCHOICE within three years of the closing of the reorganization, subject to possible extension, and to less than 20 percent of the total outstanding stock of new RightCHOICE within five years of the closing of the reorganization, subject to possible extension. The proceeds would be used for health care purposes. All but up to 5 percent of the shares of new RightCHOICE stock owned by the charitable independent health care foundation would be subject to a voting trust that would, with certain exceptions, effectively vest voting control of such shares of new RightCHOICE stock owned by the charitable independent health care foundation in the board of directors of new RightCHOICE.

* The charter documents of new RightCHOICE would include the "basic protections" required of all for-profit licensees by the Blue Cross and Blue Shield Association (BCBSA) to insure independence from the direction, control and influence of the charitable foundation or any other shareholder. The "basic protections" would include limitations on the amount of new RightCHOICE stock that may be owned by certain categories of shareholders -- (i) no "institutional" shareholder may own 10 percent or more of the voting power of new RightCHOICE, (ii) no "non-institutional" shareholder may own 5 percent or more of the voting power of new RightCHOICE, and (iii) no shareholder may own 20 percent or more of the equity of new RightCHOICE (with certain exceptions in the case of the charitable independent health care foundation as described above). Any shares owned by a shareholder in excess of the applicable ownership limits could be redistributed by new RightCHOICE.

The transactions contemplated by the amended settlement agreements are subject to a number of significant conditions and contingencies, including approval by the Circuit Court, various regulators and the shareholders of the company, the receipt of rulings from the IRS or tax opinions regarding the tax-free nature of the transactions, and the satisfactory resolution of certain other litigation involving the company and BCBSMo (including the Sarkis Litigation described below, which was dismissed by the St. Louis Circuit Court on November 4, 1998, but is on appeal). See "Litigation relating to the Reorganization and Public Offering" below. The amended settlement agreements provide that the company and BCBSMo, together with the DOI and the Missouri Attorney General, shall move in an appropriate court proceeding for approval of the amended settlement agreements and the proposed reorganization described therein. See "Litigation relating to the Reorganization and Public Offering" below.

The summary of the amended settlement agreements is qualified in its entirety by reference to the settlement agreements and the amended settlement agreement and the related exhibits, which are included as exhibits to the company's Current Reports on Form 8-K filed with the SEC on September 23, 1998 and March 15, 1999, respectively.

Appointment of Special Master

On April 22, 1998, the company, BCBSMo, the Missouri Attorney General and the Director announced the conceptual framework for the proposed settlement. Following that announcement, Judge Brown of the Circuit Court indicated that he had substantial reservations about the settlement as proposed in the conceptual framework and that any final settlement would be scrutinized very carefully.

On September 20, 1998, the settlement agreements were executed, and courtesy copies were provided to the Circuit Court. BCBSMo and the company together with the DOI and Missouri Attorney General had intended to file a motion with the Circuit Court seeking approval of the settlement agreements and the proposed reorganization described therein, following the remand of the litigation to the Circuit Court.

Notwithstanding the fact that the litigation had not yet been remanded to the Circuit Court, on October 29, 1998, the Circuit Court "acting on its own motion" issued an Order (the October 29 Order) in the litigation. The October 29 Order provided for, among other things, the appointment of Robert G. Russell as receiver/custodian pendente lite to, among other things, take exclusive possession and control of all of the issued and outstanding shares of the company's common stock owned by BCBSMo. The October 29 Order cited concerns by the Circuit Court about the fairness of the transactions set forth in the settlement agreements, alleged conflicts of interest and the need for an independent examination of the proposed settlement and related
issues.   The October 29 Order also approved the engagement of
legal counsel and an investment banker to advise the receiver/custodian. Had the October 29 Order not been void "from the beginning" as described below, a number of significant and adverse consequences would have resulted, including the automatic termination of the company's Blue Cross and Blue Shield licenses and a resultant event of default under the company's Credit Agreement. A copy of the October 29 Order is attached as an exhibit to the company's Current Report on Form 8-K filed with the SEC on November 2, 1998.

On November 2, 1998, BCBSMo filed a motion to vacate the October 29 Order and supporting memorandum. BCBSMo alleged therein that
(i) the Circuit Court lacked jurisdiction to issue the October 29 Order because the case was still pending before the Missouri Supreme Court; (ii) the Circuit Court issued the order without notice and an opportunity to be heard; (iii) there were no exigent circumstances that would warrant the appointment of a receiver without due process; and (iv) the appointment of the receiver had the effect of frustrating the purpose for which the receiver was to be appointed, namely, the preservation of the nonprofit assets of BCBSMo. Copies of the motion and memorandum are attached as exhibits to the company's Current Report on Form 8-K filed with the SEC on November 6, 1998.

On November 2, 1998, BCBSA filed a complaint against the company, its subsidiaries and BCBSMo in the United States District Court for the Northern District of Illinois alleging that the appointment of the receiver/custodian pendente lite caused the automatic termination of the licenses to use the Blue Cross and Blue Shield service marks. The complaint alleged service mark infringement and breach of license agreements as a result of the company's continued use of the Blue Cross and Blue Shield service marks following the issuance of the October 29 Order. The BCBSA later dismissed its complaint (as described below under "Status of Blue Cross and Blue Shield trademark licenses").

On November 4, 1998, the Circuit Court issued an Order (the November 4 Order) vacating the October 29 Order and declaring it to be void ab initio (or "from the beginning"). The Circuit Court, in issuing the November 4 Order, acknowledged that the significant and adverse consequences that could have resulted from the October 29 Order were unintended. On November 4, 1998, the Circuit Court also issued an Order (the November 4 Special Master Order) appointing Robert G. Russell as special master for the purpose of collecting and analyzing information related to the proposed settlement. The November 4 Special Master Order also approved the engagement of legal counsel and such financial advisors as are approved by the court to advise the special master. The effect of the November 4 Order was to void the October 29 Order as if it never existed. The special master, at that time, had expressed his interest in ensuring that the company would continue its business in the normal course during his review. Copies of the November 4 Order and the November 4 Special Master Order are attached as exhibits to the company's Current Report on Form 8-K filed with the SEC on November 6, 1998.

On November 6, 1998, the Circuit Court entered an Order of Reference (the November 6 Order), among other things, directing the special master to collect and analyze information as to the options and alternatives available to the Circuit Court for disposition of the remaining issues in the litigation, including, but not limited to, an examination of the settlement agreements. The special master was also directed to address several concerns of the Circuit Court that were originally outlined in the October 29 Order. The special master was further directed to investigate issues concerning the Blue Cross and Blue Shield licenses and trademarks and the company's Credit Agreement. A copy of the November 6 Order is attached as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

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

As part of his investigation, the special master conducted a series of public hearings on December 4, December 16, and December 22, 1998, and on February 4, 1999, where evidence related to the proposed settlement and other subjects was presented. At the public hearing on December 16, representatives of Blue Cross Blue Shield of Kansas City presented an "alternative" to the proposed settlement agreement by suggesting that the Kansas City plan would acquire the assets of BCBSMo, including the stock it holds in the company. The Kansas City plan's proposal provided for a purchase price of $13.50 per share for the shares of the company held by the public and $15.25 per share for the other shares held by BCBSMo. The proposal included a number of conditions, such as a financing contingency and an obligation that all litigation of BCBSMo be resolved. This proposal was not made directly to the company or BCBSMo.

Following the completion of the hearings and other investigation, on February 10, 1999, the special master issued his 47-page report (the report of the special master) which recommended that the proposed settlement agreement "not be approved in its present form" and that the Circuit Court "withhold a ruling on the settlement agreement to give the parties and the amici curiae an opportunity to meet and confer, and engage in a good faith effort to address" concerns that were noted in the report of the special master. While the special master stated that "there are many things to commend the Settlement Agreement for the Court's approval," he indicated he had concerns with its terms that prevented him from recommending approval. Among the concerns he identified in his report were:

* Whether the charitable independent health care foundation that would be created if the settlement were implemented would receive full value of the present assets of BCBSMo;

* Whether a contemplated method of divestiture of the new RightCHOICE shares to be held by the charitable independent health care foundation -- sale of the shares over time pursuant to a Voting Trust and Divestiture Agreement and Registration Rights Agreement -- would yield full value for the shares;

* Whether the proposed provisions for governance of the charitable independent health care foundation were reasonable; and

* Whether the provisions for the purposes of the charitable independent health care foundation were justified.

Following the report of the special master, the parties and the amici curiae discussed the concerns noted therein. On March 12, 1999, the company, BCBSMo, the Missouri Attorney General, and the DOI entered into an Amendment to Settlement Agreement (the amendment). The parties to the settlement agreements, together with certain consumer groups that had participated in the public hearings, filed with the Circuit Court a joint motion seeking approval of the amended settlement agreements.

On March 12, 1999, the parties also filed with the Circuit Court their respective objections and comments to the report of the special master. In its objections, BCBSMo asserted that the special master made certain erroneous factual and unjustified legal conclusions in the report and requested the Circuit Court to approve the amended settlement agreements.

At an informal hearing on March 15, 1999, Judge Brown expressed continued concern about the amended settlement agreements. In response, BCBSMo and the Missouri Attorney General separately petitioned the Missouri Supreme Court to enter an order and stay, respectively, limiting the actions of the Circuit Court to the
consideration of the amended settlement agreements.   On March 24,
1999, the counsel to the special master, on behalf of the Circuit Court, responded to the applications of BCBSMo and the Missouri Attorney General to the Missouri Supreme Court requesting additional time to respond more fully to the application and indicating that the requested writ was not necessary or appropriate. On March 24, 1999, the Missouri Supreme Court declined the request of Blue Cross and Blue Shield of Missouri and the motion of the Missouri Attorney General.

There can be no assurance that the transactions contemplated by the amended settlement agreements will receive the necessary court approval, that all conditions and contingencies included in the amended settlement agreements will be satisfied, or that the transactions set forth in the amended settlement agreements will be effected. The failure to consummate the transactions contemplated by the amended settlement agreements could have a material adverse effect on the company and the market for its stock.

The summary of the Circuit Court's Orders set forth herein is qualified in its entirety by reference to the Orders, which are included as exhibits to the company's Current Report on Form 8-K filed with the SEC on November 2, 1998, and November 6, 1998, and the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

The litigation described below under the captions "Litigation relating to the Reorganization and Public Offering," "Litigation relating to corporate status of BCBSMo" and "Litigation relating to the Market Conduct Study and Copayment Calculations" would be settled in the event that the transactions contemplated by the amended settlement agreements are consummated. There can be no assurance, however, that such transactions will be consummated. Failure to do so or to otherwise resolve the litigation described below in a manner satisfactory to the company could have a material adverse effect on the company and the market for its stock.

Litigation relating to the Reorganization and Public Offering

As described above, in August 1994, BCBSMo effectuated the Reorganization and Public Offering. Although the Director formally approved the Reorganization and Public Offering on April 14, 1994, the Director and the DOI subsequently claimed that the Reorganization and Public Offering violated Missouri state laws and that BCBSMo was obligated to transfer all of its assets, including all of the stock of the company, to the State of Missouri or a charity designated by the State of Missouri. The Director and the DOI threatened to bring legal action, seek a receivership, or terminate BCBSMo's insurance license unless BCBSMo surrendered its assets.

BCBSMo's extensive efforts to resolve the dispute without litigation were unsuccessful. On May 13, 1996, BCBSMo filed a declaratory judgment action in the Circuit Court against the Director, the DOI and the Missouri Attorney General (the Missouri Attorney General was a necessary party due to his sole authority to enforce nonprofit corporation laws). The action sought a declaratory judgment that BCBSMo followed all applicable laws and regulations in the Reorganization and Public Offering resulting in the creation of the company. It also sought a permanent injunction forbidding the DOI from refusing to renew BCBSMo's license or taking other administrative action against BCBSMo to pressure it into paying a "toll charge" or "charitable asset assessment" or any other fee as a result of the Reorganization and Public Offering.

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

On June 20, 1996, the Missouri Attorney General filed an answer and counterclaim alleging that the Reorganization and Public Offering, and its continued operations through the company and its subsidiaries, exceeded BCBSMo's statutory purposes. The Missouri Attorney General requested a declaration that BCBSMo exceeded its lawful authority and sought such relief as the Circuit Court would determine to be appropriate under the circumstances based on a statute that authorizes judicial dissolution or less drastic alternative relief in the Circuit Court's discretion.

On September 9, 1996, the Circuit Court granted BCBSMo's motion for summary judgment against the Director and the DOI, rejected all of the Director's and the DOI's affirmative defenses (including allegations of fraud), issued a permanent injunction against the Director and the DOI and declared that: (i) under Missouri law the Director and the DOI had no authority to demand that BCBSMo make a payment as a result of the Reorganization and Public Offering; (ii) under Missouri law the Director and the DOI had no jurisdiction to take any action, the practical effect of which would be to amend, modify or reverse the Director's April 14, 1994, final administrative approval of the Reorganization and Public Offering; (iii) under Missouri law, the Director and the DOI had no jurisdiction to take any administrative action, including but not limited to, revoking, suspending or refusing to renew BCBSMo's Certificate of Authority based in any way on the Reorganization and Public Offering or BCBSMo's refusal to make payment as the Director and the DOI had demanded; and (iv) (A) BCBSMo was a mutual benefit type of nonprofit corporation rather than a public benefit type of nonprofit corporation; (B) the Reorganization and Public Offering were authorized under all laws applicable to nonprofit health services corporations; and (C) BCBSMo did not owe the State or any person or entity a "toll charge," "charitable asset settlement" or any other payment as a result of the Reorganization and Public Offering (the September 9 Order). On December 30, 1996, the Circuit Court issued orders (described more fully below) modifying the findings and declarations set forth in (iv) above, on the grounds that it was legally unnecessary to resolve such issues because the Circuit Court had already ruled against the Director and the DOI for other reasons.

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

On December 30, 1996, the Circuit Court issued five orders (the December 30 Orders): (i) denying BCBSMo's motion for summary judgment against the Missouri Attorney General; (ii) granting the Missouri Attorney General's motion for partial summary judgment against BCBSMo; (iii) denying BCBSMo's supplemental motion for summary judgment against the Director and the DOI on their amended counterclaim; (iv) granting the Director's and the DOI's motion for summary judgment against BCBSMo on their amended counterclaim; and (v) modifying, in part, the Circuit Court's previous September 9 Order. The December 30 Orders declared that (i) BCBSMo had continued to exceed or abuse its statutorily permissible purposes and the authority conferred on it by law; and (ii) BCBSMo is subject to judicial dissolution proceedings, but that prior to ordering dissolution, the Circuit Court is required to consider whether there are alternatives to dissolution and whether dissolution is in the public interest or is the best way of protecting the interests of its members.

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

On August 4, 1998, the Missouri Court of Appeals entered its opinion affirming the judgments entered December 30, 1996.

On September 20, 1998, the company and certain of its affiliates entered into various settlement agreements with the Missouri Attorney General and certain state agencies, including the DOI. The settlement agreements, as amended, are described above under "Status of Proposed Settlement Agreements." If consummated, the amended settlement agreements would resolve the outstanding litigation and regulatory disputes between the company and its affiliates and the State of Missouri, including the litigation related to the Reorganization and Public Offering, and create a charitable independent health care foundation.

On November 4, 1998, the Circuit Court appointed the special master. Matters with respect to the special master are described above under "Appointment of Special Master."

On November 24, 1998, the Supreme Court of Missouri granted the motion of BCBSMo to accept transfer of the litigation related to the Reorganization and Public Offering and, as a result of this action, the opinion of the Missouri Court of Appeals dated August 4, 1998, (referred to above) has been vacated. The Missouri Supreme Court will decide the appeals as if they were original appeals in that Court.

The Supreme Court of Missouri subsequently stayed the briefing schedule in the proceedings before it in order to permit the proceedings in the Circuit Court concerning review of the settlement agreements to go forward.

During an informal status hearing of the Circuit Court on March 15, 1999, Judge Brown stated on the record that he has continued concerns about the amended settlement agreements. In response to those comments, on March 19, 1999, BCBSMo petitioned the Missouri Supreme Court to enter an Order of Prohibition directed to Judge Brown to limit his actions in the litigation to the consideration of the amended settlement agreements while the case is on appeal to the Missouri Supreme Court. The Missouri Attorney General filed a similar motion to stay seeking to limit the actions of the Circuit Court. On March 24, 1999, the Missouri Supreme Court declined the request of BCBSMo to grant a writ of prohibition, and the request of the Missouri Attorney General. The litigation, which is on appeal to the Missouri Supreme Court, was unaffected by the March 24, 1999 denial.

Subscriber class action litigation

On March 15, 1996, a suit (the Sarkis Litigation) was filed in the Circuit Court of the City of St. Louis, Missouri (the St. Louis Circuit Court), by Anthony J. Sarkis, Sr. and James Hacking individually and on behalf of a purported class of (i) subscribers in individual or group health plans insured or administered by BCBSMo or the company, and (ii) all persons and/or entities who benefited from BCBSMo's tax-exempt status (the Sarkis plaintiffs). The petition named the company, BCBSMo, HealthLink, Inc. (HealthLink, a subsidiary of the company), and certain officers of the company as defendants. The named plaintiffs later abandoned their claim to represent all persons or entities that benefited from BCBSMo's tax-exempt status.

The Sarkis plaintiffs' claims relate to an alleged conversion of BCBSMo from a not-for-profit entity to a for-profit entity and payment of excessive compensation to management. The petition further alleges that certain amendments to BCBSMo's Articles of Incorporation were improper. The petition also alleges the purchase of HealthLink was at an excessive price and that HealthLink operates under contracts providing for illegal discounts by health care providers. The Sarkis plaintiffs sought restitution, compensatory damages and punitive damages in unspecified amounts, as well as injunctive and other equitable relief.

On November 4, 1998, the St. Louis Circuit Court issued its judgment and order granting the motion of the defendants to dismiss the action for lack of standing and entering judgment in favor of the defendants. The Sarkis plaintiffs appealed the St. Louis Circuit Court's order.

The Sarkis plaintiffs have also filed a motion to intervene in the actions described above under "Litigation relating to the Reorganization and Public Offering" and below under "Litigation relating to corporate status of BCBSMo."

The obligations of the parties to consummate the transactions contemplated by the amended settlement agreements are conditioned upon, among other things, satisfactory final resolution of the Sarkis Litigation.

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

On September 16, 1998, Sarkis and Hacking filed an application for change of judge under Missouri civil court procedure. They contended that they were entitled as of right to disqualify Judge Brown from further proceedings in the action. The Attorney General resisted this application. On October 15, 1998, Judge Brown denied the motion to disqualify himself. He directed the parties to prepare a discovery schedule that would have had this lawsuit prepared for trial by December 21, 1998, which was subsequently extended.

On November 5, 1998, Sarkis and Hacking filed an application with the Missouri Court of Appeals seeking to prohibit Judge Brown from proceeding further in the case. The Missouri Court of Appeals denied that application. Sarkis and Hacking then applied to the Supreme Court of Missouri, which also denied their application. This litigation remains pending before Judge Brown and discovery is underway.

If BCBSMo is declared to be a mutual benefit type of nonprofit corporation that does not hold its assets for the benefit of the public generally, BCBSMo would be required to exercise its ownership interest in the company consistent with the best interests of BCBSMo's subscribers, subject to any final rulings made in the litigation described elsewhere herein. If BCBSMo is declared to be a public benefit type of nonprofit corporation or if it is declared that BCBSMo holds assets for the benefit of the public generally, BCBSMo would be required to exercise its ownership interest in the company consistent with the best interests of the public at large. In either event, BCBSMo could be dissolved, or required to dispose of some or all of the company's shares of Class B Common Stock at times and in quantities that could be detrimental to the market for the company's stock. Also, either the DOI or the Missouri Attorney General could take actions against BCBSMo based upon such declarations (such as seeking the appointment of a receiver to safeguard assets, which, like dissolution, could result in the termination of the company's licenses to use the Blue Cross and Blue Shield trade names and service marks and trigger a termination fee and a notice to members thereunder) which, if successful, could have a material adverse effect upon the company and the market for its stock. See "Status of Blue Cross and Blue Shield trademark licenses."

Litigation relating to the Market Conduct Study and Copayment
Calculations

In April 1996, the DOI issued a market conduct report to the company. The report cited the company and BCBSMo for not complying with certain insurance statutes and regulations, including those that relate to the Small Employer Health Insurance Availability Act, coordination of benefits and copayment calculations. The company responded to the report in May 1996. The company and the DOI have had discussions relating to the issues contained in the report from May 1996 to February 1998. On February 11, 1998, the DOI filed a Notice of Institution of Case requesting the Director to issue a cease and desist order, an order requiring the payment of a monetary penalty, an order to cease marketing and/or an order suspending or revoking the certificate of authority of the company and BCBSMo. The company has alleged in the action described above under "Litigation relating to the Reorganization and Public Offering" that the market conduct study was not conducted for legitimate purposes of regulatory oversight but rather as a pretext to either revoke or refuse to renew BCBSMo's license to operate as a health services corporation and thus to improperly pressure and coerce BCBSMo in connection with the litigation described above under "Litigation relating to the Reorganization and Public Offering." The DOI has stated that the company should refund excess premium payments to the small groups, pay additional refunds to members for copayment calculations made prior to January 1996, and take certain actions relating to coordination of benefits. The issue relating to the manner in which the company calculated copayment amounts prior to January 1996 was the subject of a class action suit, titled Kelly
v. Blue Cross and Blue Shield of Missouri, and subsequent settlement. BCBSMo settled the case in 1995 and paid the majority of the total settlement amount of $5 million. The company believes it has resolved this issue through the court-approved class action settlement and intends to vigorously defend this action if required. The DOI has issued a stay of the market conduct proceeding pending approval of the amended settlement agreements described above.

On February 9, 1998, the Missouri Attorney General filed suit against the company, BCBSMo, BlueCHOICE, Healthy Alliance Life Insurance Company (HALIC, a subsidiary of the company), and Preferred Health Plans of Missouri, Inc. (a subsidiary of the company) in the Circuit Court seeking injunctive relief, compensatory damages and civil penalties under Missouri's Merchandising Practices Act for the way in which the company disclosed and marketed copayment amounts prior to January 1996. The factual allegations in the Missouri Attorney General's suit are the same as the copayment issues in the DOI Market Conduct Study Action and the same issue that was the subject of a court-approved class action suit settlement in the Kelly v. Blue Cross and Blue Shield of Missouri case. The company discontinued the copayment practices in January 1996. The company believes it has already paid the restitution damages requested in the settlement of the class action suit. BCBSMo and the company believe the claims are without merit and intend to vigorously defend the action if required. This action was dismissed by the Missouri Attorney General without prejudice pending the approval of the amended settlement agreements described above.

Status of Blue Cross and Blue Shield trademark licenses

On March 11, 1999, the Board of Directors of the BCBSA unanimously voted to extend the company's licenses to use the Blue Cross and Blue Shield service marks until June 17, 1999 (the date of the next scheduled meeting of the Board of Directors of BCBSA). At a meeting held on November 19, 1998, the Board of Directors of BCBSA had approved the reinstatement, effective as of October 29, 1998, of the licenses to use the Blue Cross and Blue Shield service marks, granted to the company, BCBSMo, and two wholly owned subsidiaries of the company, HALIC and BlueCHOICE (the licensed affiliates). The approval clarified the rights of the company and its licensed affiliates to continue uninterrupted the use of the service marks following actions taken by the BCBSA which resulted from the October 29 Order.

The October 29 Order (as described above under "Appointment of Special Master") provided for the appointment of Robert G. Russell as receiver/custodian pendente lite to, among other things, take exclusive possession and control of all of the issued and outstanding shares of the company's Class B Common Stock, all of which is owned by BCBSMo. On November 2, 1998, the BCBSA notified the company and its licensed affiliates that their licenses to use the Blue Cross and Blue Shield service marks had terminated automatically pursuant to their terms on October 29, 1998, as a result of the October 29 Order, and filed a Complaint against the company and its licensed affiliates alleging inter alia service mark infringement and breach of license agreements as a result of the continued use of the service marks following the issuance of the October 29 Order (the BCBSA Complaint). On November 4, 1998, after BCBSMo filed a motion to vacate the October 29 Order and supporting memorandum, the Circuit Court issued the November 4 Order and the November 4 Special Master Order. The November 4 Order set aside the October 29 Order and declared it to be void ab initio, or "void from the beginning." The November 4 Special Master Order appointed Robert G. Russell as special master for the purpose of collecting and analyzing information related to the proposed settlement of the litigation described above. On November 6, 1998, the Court issued an Order of Reference for the special master. As a result of the November 4 Order, the BCBSA agreed to dismiss the BCBSA Complaint.

Each of the reinstated license agreements approved by the BCBSA on November 19, 1998 included an addendum that provided, among other things, that the licenses granted under such license agreements would be reviewed by the BCBSA at the next regularly scheduled meeting of the BCBSA Board of Directors (originally, March 11, 1999, and pursuant to an extension, June 17, 1999). If on or before such date, the BCBSA did not extend the termination dates for the license agreements until the next regularly scheduled meeting of the BCBSA Board of Directors after such date, or otherwise modify the addenda, the license agreements would have terminated. This "board-to-board" extension of the license agreements has been adopted in conjunction with the issuance of reinstated licenses granted to other BCBSA licensees following a license termination. There can be no assurances that the BCBSA will take the necessary and appropriate action to extend the license agreements beyond June 17, 1999, or any time thereafter.

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

In January 1997, interim and temporary licenses were granted to BCBSMo and its affiliates after notification by the BCBSA that the prior licenses had automatically terminated in connection with the litigation relating to the Reorganization and Public Offering described above under "Litigation relating to the Reorganization and Public Offering" (the Litigation). The interim and temporary licenses were later replaced by reinstated full licenses granted in March 1998.

Each of the licenses provides that it automatically terminates if, among other things: (i) the DOI or another regulatory agency assumes control of the licensee or delinquency proceedings are instituted; (ii) a trustee, interim trustee, receiver or other custodian for any of BCBSMo's or the BCBSA's property or business is appointed, or (iii) an action is instituted by any governmental entity or officer against the licensee seeking dissolution or liquidation of its assets or seeking the appointment of a trustee, interim trustee, receiver or custodian for any of its property or business, which is consented or acquiesced to by the licensee or is not dismissed within 130 days of the licensee being served with the pleading or document commencing the action, provided that if the action is stayed or its prosecution enjoined, the 130-day period is tolled for the duration of the stay or injunction, and provided further that the BCBSA's Board of Directors may toll or extend the 130-day period at any time prior to its expiration. Each trademark license also provides that it may be terminated by BCBSA if, among other things, the licensee fails to meet certain quality control standards or minimum capital or liquidity requirements. Pursuant to the Addendum, which became part of the reinstated license agreements following the November 19, 1998 BCBSA Board meeting, an automatic termination will also occur (i) if the BCBSA Board does not take action to extend the licenses on or before June 17, 1999, the date of the next regularly scheduled BCBSA Board meeting, and (ii) upon any judicial act that (a) provides for or approves a transaction pursuant to which a person, entity or group other than the licensees of BCBSA, acquires the ability to select the majority of the members of the Board of Directors of BCBSMo, the company or certain of its affiliates or otherwise gains control of BCBSMo, the company or such affiliates, or (b) changes the composition of, or the voting rights of the members of the Board of Directors of BCBSMo, the company or such affiliates. The foregoing provision does not apply to a settlement or resolution of the Litigation that complies with all BCBSA rules, regulations and standards and is approved by or conditioned on the approval of the BCBSA. In addition, the licenses may be terminated if BCBSMo, the company, or certain subsidiaries of the company are unable to achieve certain financial benchmarks as required by the BCBSA.

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

In March 1998, BCBSMo and BCBSA agreed that the primary licenses were reinstated as if a suit seeking dissolution had been served on BCBSMo but the 130-day period for automatic termination described above was tolled. The tolling was to continue for as long as the stay entered in the Litigation remained in full force and effect. Under the Addendum that became part of the reinstated license agreements at the November 19, 1998 BCBSA Board meeting, the automatic termination provision relating to the stay would no longer be controlling; rather, the licenses are on a "board-to-board" basis, which means that on or before the next regularly scheduled meeting of the BCBSA Board (expected to be held on June 17, 1999) the Board must take action to extend the licenses or else the licenses will automatically terminate on June 17, 1999. There can be no assurances that the BCBSA Board will take the action necessary to extend the licenses on or before the June 17, 1999 meeting as part of the "board-to-board" review.

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

In connection with the amended settlement agreements described above under "Status of Proposed Settlement Agreements," BCBSMo and the company have filed a request with the BCBSA to transfer its primary license to new RightCHOICE as part of the transactions contemplated by the amended settlement agreements. The BCBSA has conditionally approved the transfer as proposed. There can be no assurance that the transactions contemplated by the amended settlement agreements will receive the necessary court approval as an acceptable alternative to dissolution of BCBSMo, that all conditions and contingencies included in the amended settlement agreements will be satisfied, or that the transactions set forth in the amended settlement agreements will be effected. The failure to consummate the transactions contemplated by the amended settlement agreements could have a material adverse effect on the company and the market for its stock.

Other contingencies

In addition to the matters described above, from time to time in the ordinary course of business, the company and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for non-covered services. The company, like health insurers and HMOs generally, provides health insurance coverage for health care services rendered in conformity with its health plan design of benefits. The company is, in its ordinary course of business, subject to the claims of its members arising from health plan benefit coverage issues for certain services.
The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on the company.

In addition, the risk of potential liability under punitive damage theories may significantly increase the difficulty of obtaining reasonable settlements for coverage-related claims. However, the financial and operational impact that such evolving theories of recovery will have on the managed care industry generally, or the company in particular, is presently unknown.

3.  Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application of SFAS No. 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The company believes that the adoption of SFAS No. 133 will not have a material impact on the company's financial position or results of operations.

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

In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP requires that certain costs of start-up activities, including organization costs, should be expensed as incurred. The company has adopted SOP 98-5 in the first quarter of 1999 and this adoption did not have a material impact on the company's financial position or results of operations.

4.  Provision for Income Taxes

The company's effective income tax rates of 36.1 percent and 53.0 percent for the first quarters of 1999 and 1998, respectively, presented in the Consolidated Statements of Income were affected by non-deductible goodwill amortization. In addition, during the first quarter of 1999, the company reversed its deferred tax asset valuation allowance of $112,000. Based upon all the available evidence, management believes that it is more likely than not that the company will realize all of its deferred tax assets, and accordingly, no valuation allowance has been provided against such assets as of March 31, 1999. In addition, in the first quarter of 1999, the company's state income tax provision was favorably impacted due to a change in the filing status for the State of Missouri.

5.  Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the number of weighted average shares outstanding plus additional shares representing stock distributable under stock-based compensation plans using the treasury stock method. For the first quarter of 1999 and 1998, there were 62,653 and 55, respectively, of dilutive potential common shares that were added to the weighted average number of shares outstanding in order to compute diluted earnings per share.

6.  Comprehensive Income

The components of other comprehensive income for the three month periods ended March 31, 1999 and 1998 are as follows:


                                               1999          1998
                                                (in thousands)
Unrealized holding losses arising
during period, net of taxes                  $(1,723)     $  (891)
Less:  reclassification adjustment for
gains included in net income, net of taxes      (167)        (361)
Net unrealized losses on securities          $(1,890)     $(1,252)

7.  Segment information

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

Operating income for the company's underwritten segment is determined by deducting from premium revenue the health care service costs, commissions, and general and administrative expenses, as well as any non-recurring charges, that are attributable to that segment's operations. Operating income for the self-funded segment is determined by deducting from fees and other income the commissions, general and administrative expenses and non-recurring charges attributable to the segment. Expenses not directly traceable to an industry segment are allocated on a consistent and reasonable basis utilizing membership, groups, claims, and other key drivers. Corporate identifiable assets by segment include only receivables from members since the company does not produce more detailed information by segment internally. Intersegment revenues are not material. Financial information by segment is as follows (in thousands):

Quarter ended March 31, 1999        Underwritten   Self-funded   Consolidated
Revenues                              $179,218      $ 20,795       $200,013
Operating (loss) income                (2,185)         6,787          4,602
Depreciation and amortization expense    2,871         1,323          4,194
Identifiable assets                     48,552        24,063         72,615

Quarter ended March 31, 1998        Underwritten   Self-funded   Consolidated
Revenues                              $173,708      $ 18,144       $191,852
Operating (loss) income                (6,544)         5,295        (1,249)
Depreciation and amortization expense    3,294         1,309          4,603
Identifiable assets                     43,491        17,957         61,448

8.  Change in estimate

Based upon management's periodic review of the useful lives of its various assets, the company's estimate of the useful life of various modules of its capitalized software changed from 5 years to 7 years. Consequently, effective with the beginning of 1999, the company utilized these new estimated lives for amortizing the applicable capitalized software assets. Management believes that this change will more appropriately match the amortization expense of the software with the periods in which the software is utilized. This change in estimate on an after-tax basis resulted in an increase to the company's net income for the first quarter of 1999 of approximately $0.6 million, or $0.03 per share.



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


The following table sets forth premium revenue by product group for the three month periods ended March 31, 1999 and 1998
(unaudited):


                                         Three Months Ended
                                              March 31,
Product Group                         1999                 1998
                                            (in thousands)
PPO:
  Alliance PPO                     $ 50,156             $ 47,990
  AllianceChoice POS                 40,118               36,112
HMO (includes other POS)             53,502               52,325
Medicare supplement                  23,588               24,193
Managed indemnity                       951                2,368
Other specialty services             10,903               10,706
Total premium revenue               179,218              173,694
ASO/Self-funded and other income     20,795               18,158
Total revenues                     $200,013             $191,852

The following table sets forth selected operating ratios. The medical loss ratio is shown as a percentage of health care services expense over premium revenue. All other ratios are shown as a percentage of premium revenue and fees and other income combined:


                                                   Three Months Ended
                                                        March 31,
                                                1999                 1998
Operating revenues:
  Premium revenue                               89.6%                90.5%
  Fees and other income                         10.4%                 9.5%
                                               100.0%               100.0%
Operating expenses:
  Medical loss ratio                            81.9%                83.2%
  Commission expense                             4.0%                 4.0%
  General and administrative expense
    (includes depreciation and amortization)    20.4%                21.3%
  Adjusted general and administrative expense
    (excludes depreciation and amortization)    18.3%                18.9%

Membership

The following table sets forth membership data and the percent change in membership:

                                             March 31,
Product Group                            1999        1998        %
Underwritten:
    PPO:
     Alliance PPO                       143,196    147,400     (2.9)%
     AllianceChoice POS                 124,746    132,800     (6.1)
    HMO:
     Commercial (includes other POS)    126,187    132,599     (4.8)
     BlueCHOICE Senior                    5,283      5,707     (7.4)
    Medicare supplement                  56,436     60,537     (6.8)
    Managed indemnity                     2,078      6,181    (66.4)
                                        457,926    485,224     (5.6)
Self-funded:
    PPO                                  45,951     46,451     (1.1)
    HMO                                   7,519     13,622    (44.8)
    ASO (includes HealthLink):
     Workers' Compensation              457,000    366,532      24.7
     Other ASO*                       1,171,898  1,085,962       7.9

Total Membership                      2,140,294  1,997,791       7.1%

* does not include 430,551 and 478,902 as of March 31, 1999 and March 31, 1998, respectively, relating to additional third-party administrator members that are part of The EPOCH Group, L.C. (Epoch), a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995.

Comparison of Results for First Quarter 1999 to First Quarter 1998

Revenues

Premium revenue increased 3.2 percent in the first quarter of 1999 in comparison to the first quarter of 1998. As described below, components of premium revenue were affected by shifts in product mix, rate increases, and other factors, and as a result, such changes may not be indicative of future periods. The company will continue to strive to establish its commercial premium rates based on anticipated health care costs. Depending on the level of future competition, customer acceptance of the company's premium increases, future health care cost trends or other factors, there can be no assurance that the company will be able to price its products consistent with health care cost trends.

PPO revenues increased $6.2 million - -  $10.5 million due to a
12.2 percent increase in net premium rates partially offset by a $4.3 million decrease resulting from a 4.3 percent decrease in member months. Net rates increased due in part to the company's targeted general group renewal rate increases averaging 7 percent to 18 percent during enrollment periods in the last three quarters of 1998 and the first quarter of 1999. Alliance PPO membership decreased by 4,204 members from March 31, 1998 to March 31, 1999 while AllianceChoice POS membership decreased by 8,054 over the same time period. Net membership decreases are due primarily to the company's aforementioned pricing strategy during 1999. The company also began offering PPO products in Illinois at the end of the first quarter of 1997. Included in the Alliance PPO member count are 8,500 PPO Illinois members as of March 31, 1999, an increase of 5,200 from March 31, 1998.

HMO premium revenue increased $1.2 million or 2.2 percent - - $5.1 million due to a 12.3 percent increase in net premium rates partially offset by a $3.9 million decrease resulting from an 8.9 percent decrease in member months. Net premium rates increased in part due to the company's targeted general rate increases averaging 7 percent to 18 percent during enrollment periods in the last three quarters of 1998 and the first quarter of 1999. Actual net rate increases are affected by the status of a large group (the Missouri Consolidated Health Care Plan or MCHCP), comprised of 39,200 members as of March 31, 1999, with which the company has limited ability to increase premium rates. Membership in MCHCP increased by 9,900 from March 31, 1998 to March 31, 1999. The company's HMO membership in non-MCHCP products decreased over the same time period by 16,700 members, or 15.3 percent. Membership decreases in non-MCHCP products were driven primarily by the company's aforementioned pricing strategy during the last three quarters of 1998 and the first quarter of 1999.

Premium revenue from Medicare supplement decreased by $0.6 million in the first quarter of 1999. Member months decreased by 6.7 percent partially offset by a 4.5 percent increase in net premium rates. Membership in the company's Medicare supplement products has decreased in part due to subscribers opting for Medicare-risk programs, similar to the company's BlueCHOICE Senior product, in which medical benefits are at least as comprehensive as Medicare benefits for persons eligible to receive Medicare (parts A and B) at no additional cost to the member.

Managed indemnity premium revenue decreased by $1.4 million due to a 64.9 percent decline in member months in keeping with the company's strategy to move toward more highly managed care products. With the exception of a short-term medical product, the company no longer sells managed indemnity coverage, but continues to renew coverage for those members who are enrolled in these managed indemnity programs.

Revenue from other specialty services increased $0.2 million or
1.8 percent - $1.5 million due to a 14.0 percent increase in net premium rates partially offset by a $1.3 million decrease resulting from a 10.7 percent decrease in member months. Membership in the company's specialty products has decreased as a result of the decreases in the company's underwritten medical products. The large rate increases relate to the company's drug products, including AllianceRx, and correspond to the high levels of prescription utilization and trends that the company, as well as the industry as a whole, have experienced in recent years.

Fees and other income from administrative services only/self-funded and network services increased by $2.6 million. This increase is primarily due to increased 1999 revenues from HealthLink, Inc. (HealthLink), the company's network rental and managed care service subsidiary, of $3.6 million. HealthLink's revenues increased due to a 15.1 percent increase in members from March 31, 1998 to March 31, 1999. HealthLink's increases to fees and other income were partially offset by decreases to revenue caused by the loss of approximately 23,500 members in the company's other self-funded business (excluding the membership in the company's Epoch joint venture), a substantial portion of which enrolled in the HealthLink network.

Operating Expenses

The overall medical loss ratio decreased from 83.2 percent in the first quarter of 1998 to 81.9 percent in the first quarter of 1999. The overall medical loss ratio has decreased due to the company's pricing strategy, which the company expects will result in an increase in the 1999 premium per member per month of approximately 9 percent to 10 percent as compared to 1998. In addition, the company anticipates that the 1999 net medical cost increase per member per month will be approximately 7 percent to 9 percent. For the first quarter of 1999, the premium per member per month increased by 10.7 percent and the net medical cost per member per month increased by 8.9 percent compared to the first quarter of 1998.

The company continues its efforts to modify its pharmacy benefits management program and recontract with physicians and ancillary service providers. The drug cost trend was approximately ten to twenty percent in the first quarter of 1999, driven by a combination of factors, including introduction of new drug therapies; physicians' use of newer, more expensive drugs; and physicians' decreased use of generic drugs in favor of specific drugs promoted by pharmaceutical companies. The company is continuing its effective strategy for controlling drug costs by utilizing a three-tier drug benefit design that allows members to make choices among generic, formulary, or other brand name drugs, albeit at different member copayment levels. Approximately 45 percent of the company's underwritten members with a drug benefit were enrolled in the three-tiered pharmacy benefit programs as of March 31, 1999. In the first quarter of 1999, the company has recognized a 23 percent savings on the three-tier program as compared to the two-tier drug program. Physician education, utilization and prescribing pattern analysis will be increased through an on-site nurse reviewer and expanded physician profiling services through the company's new pharmacy benefit contract which runs through 2002. The company will also continue its hospital, physician and service recontracting strategy, using the more detailed data and analysis available through the company's information and operating strategy (IOS). There can be no assurance that the company's initiatives to control future increases in medical cost trends to improve the medical loss ratio will be effective.

Commission expense increased by $0.2 million or 2.2 percent in the first quarter of 1999 as compared to the first quarter of 1998;
however, the commission expense ratio remained unchanged at 4.0 percent for the first quarters of 1999 and 1998.

General and administrative expenses (excluding depreciation and amortization) increased by $0.3 million, or 0.8 percent in the first quarter of 1999 as compared to the first quarter of 1998. This increase is partially due to a $2.0 million increase in HealthLink expenses offset in part by the company's general and administrative cost control efforts.

Depreciation and amortization expenses decreased by $0.4 million in the first quarter of 1999 as compared to the first quarter of 1998. Amortization expenses for completed components of the company's information and operations strategy (IOS) project decreased by $0.2 million in the first quarter of 1999 as compared to the first quarter of 1998 due in part to the company's change in the estimated useful life of the capitalized software costs from five to seven years. See Note 8 of the Notes to Consolidated Financial Statements of Item I, which description is incorporated herein by reference. Also, see "Outlook - Information Strategies" for more information related to this project.

Operating Income

Operating income increased by $5.9 million in the first quarter of 1999 in comparison to the first quarter of 1998.

Net Investment Income

The first quarter 1999 net investment income of $3.5 million represents a $0.9 million decrease over the first quarter of 1998, inclusive of a $0.3 million decrease in net realized gains. The remaining $0.6 million decrease is due to a $12.6 million reduction in investments available for sale as of March 31, 1999 as compared to March 31, 1998, as well as lower investment yields due to lower market interest rates in the first quarter of 1999 as compared to the first quarter of 1998.

Provision for Income Taxes

The company's effective income tax provision rate was 36.1 percent and 53.0 percent for the first quarters of 1999 and 1998, respectively. The company's effective income tax rates for 1999 and 1998 were affected by non-deductible goodwill amortization.
In the first quarter of 1999, the company reversed its deferred tax asset valuation allowance of $0.1 million. In addition, in the first quarter of 1999, the company's state income tax provision was favorably impacted due to a change in the filing status for the State of Missouri.

Net Income

The company's net income of $4.7 million, or $0.25 per share, for the first quarter of 1999 represents an increase of $3.7 million compared to first quarter 1998 net income of $1.0 million, or $0.05 per share.


Liquidity and Capital Resources

The company's working capital as of March 31, 1999 was $65.1 million, an increase of $0.5 million from December 31, 1998. The increase is partially attributable to the $4.7 million of net income for the first quarter of 1999. In addition, the company capitalized $1.3 million of costs for property and equipment purchases, $0.9 million of which relates to capitalized IOS development costs. The company's unrealized net appreciation of investments available for sale decreased by $1.9 million in the first quarter of 1999.

Net cash used in operations totaled $4.5 million for the three months ended March 31, 1999. The company's net income was $4.7 million which included (on a before-tax basis) $0.3 million of realized gains from the sale of investments and $4.2 million of depreciation and amortization expenses. In addition, receivables from members, accounts payable and accrued expenses, other assets, medical claims payable, and net intercompany payables were affected by the timing of operating cash payments and receipts, intercompany tax settlements, as well as changes in membership and utilization and claims payment trends. Receivables from members increased by $4.6 million in part due to an increase of $1.9 million related to HealthLink receivables as well as due to rate increases related to the company's underwritten products.
Accounts payable and accrued expenses decreased by $4.2 million due in large part to annual broker bonuses that are paid in the first quarter of each year as well as payments made to company employees pursuant to its annual incentive programs. Other assets increased in part due to first quarter prepayments for annual service contracts that are expensed over the remaining annual term as well as the timing of receipts for certain claims reimbursements. Medical claims payable increased by $7.5 million due in part to an increase in claims that were processed but unpaid as of March 31, 1999 due to the timing of weekly claim check processing.
Net intercompany payables decreased by $3.7 million due to the timing of operating cash receipts and payments and intercompany tax settlements, among other things.

On August 29, 1997, the company reported the commencement of the litigation with MCHCP and estimated losses (giving effect to all possible renewal terms of the MCHCP contract without requested rate increases) in the range of $30 million to $40 million. In the third quarter of 1997, the company took a pre-tax charge of $29.5 million, which was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. The company was advised by the Missouri Department of Insurance (DOI) in March 1998, that the entire amount of the reserve for the MCHCP contract recorded by the company for projected losses under the contract through the year 2000, must, for statutory accounting purposes, be recorded by the company's subsidiary, HMO Missouri, Inc. (BlueCHOICE), on its statutory filings with the DOI. With the prior regulatory approval of the DOI, BlueCHOICE issued surplus notes to the company in the amount of $29 million to ensure the statutory solvency of BlueCHOICE. While management of the company believes the current provision for losses is adequate, if the actual public entity membership in MCHCP grows at a rate in excess of the rate used in the actuarial estimates, or if the projected limited rate increases and medical cost trends should differ materially from those assumed in the actuarial estimates, then the amount of the reserve recorded to date could be insufficient to cover all future losses which may be associated with the MCHCP contract, and such losses could have a material adverse effect on the company and the market for its stock. In the first quarter of 1999, the company completed a reinsurance arrangement between its subsidiaries, Healthy Alliance Life Insurance Company (HALIC) and BlueCHOICE, whereby HALIC will reinsure MCHCP losses that exceed certain thresholds over the remaining term of the current MCHCP contract. The company anticipates that this arrangement will assist in mitigating the risk that additional surplus notes or other funding will need to be provided to the company's BlueCHOICE subsidiary.

RECENT DEVELOPMENTS

Information and operations strategy

In 1995, the company implemented a comprehensive information and operations strategy (IOS) to assist the company in implementing its managed care strategy of delivering the most cost efficient medical care consistent with quality outcomes. The company believes that controlling medical costs in the future will be highly dependent on readily accessing both member and provider medical information at a detail level which provides real-time analytical support. The company receives capital expenditure authorizations from the Board of Directors to expend funds for the project subject to periodic review by an ad-hoc committee of the board. In the first three months of 1999, the company incurred capitalized expenditures of $0.9 million on this project. Cumulatively, since 1995, the company has incurred capitalized expenditures of $48.4 million. The company anticipates that it will expend approximately $8 million to $9 million for capitalized costs associated with the IOS project in 1999 and subsequent years to complete the project. While management believes that the IOS project will initially be dilutive to earnings per share, it is believed that opportunities exist for significant medical and administrative savings, which are expected to provide a payback and contribute to earnings per share over the long term.

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

The inventory and assessment phases of the Year 2000 program are substantially complete and include information technology such as application software on various platforms (mainframe, midrange and personal computer), system software and data/voice communication networks; as well as facility equipment such as elevators, security and building control systems. Although the company is increasing its use of client server applications, the majority of its application and system software uses a mainframe platform with COBOL programming. The company believes that at March 31, 1999, approximately 95 percent of these COBOL programs were Year 2000 ready. The remainder of the COBOL programs are expected to be year 2000 ready by September 30, 1999 rather than March 31, 1999, as previously reported, which reflects a decision by management to remediate an additional limited amount of code relating to runout in the conversion to client server-based managed care software for HMO products. Resources had been reserved for this work and therefore the company does not anticipate conflicting resource demands. The balance of the company's other material system modifications is expected to be completed by September 30, 1999, with substantially all of these modifications currently under way. The company's plan for completion of this project is partially dependent upon the work of third parties. The company has limited internal exposure to equipment with embedded technology and expects any significant affected equipment to be ready before January 1, 2000.

Integrated testing of purchased or internally developed applications, hardware, operating systems and other support software began in the fourth quarter of 1998. This integrated testing (including the leap year test) includes advancing the hardware dates forward to several key dates in the year 2000. Testing of this nature is expected to continue through September 1999. In order to decrease the corporation's risk, the company expects to restrict the amount of software and hardware changes implemented in the fourth quarter of 1999. For any changes required during that period, the company will continue to conduct Year 2000 integrated testing.

The total cost associated with the modifications required to become Year 2000 ready is estimated to be approximately $12 million to $13 million. The company is expensing all costs associated with these changes as they are incurred. From 1996 through March 31, 1999, the company has cumulatively expensed $9.1 million on this project, with $1.7 million expensed in the first quarter of 1999. These costs are being funded internally through operating cash flows or investment sales and represent less than 10 percent of the company's information technology budget over the life of the Year 2000 program.

In addition to internal Year 2000 implementation activities, some of the company's computer systems and business operations are provided by outside suppliers. As part of the program, the company is asking for the readiness status of its critical vendors, providers and suppliers. There can be no assurance that there will not be a material adverse effect on the company if critical vendors, suppliers and providers, such as major health care providers, third parties performing delegated services or utility companies do not convert their systems in a timely manner and in a way that is compatible with the company's systems.

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

The company's performance targets for 1999 include: average premium revenue growth per member per month in the 9 percent to 10 percent range, reflecting price increases in the high teens to low twenties (in percentages) for some categories of members, consistent with market trends; maintaining the medical loss ratio in the low to mid eighties (in percentages), with an anticipated net medical cost increase per member per month of approximately 7 percent to 9 percent, inclusive of pharmacy benefits, medical services, and the cost of government-mandated benefits; continued control of core overhead expenses, with amortization expense for corporate initiatives, Year 2000 programming expenses and other initiatives contributing to a general and administrative expense ratio in the low twenties (in percentages).

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL
CONDITION OR BUSINESS

The statements included in this Quarterly Report regarding future financial performance and results and the other statements herein that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of earnings, revenues, income or loss, capital expenditures, plans for future operations and financing needs, matters relating to the proposed settlement agreements, as amended, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that could cause actual results to differ materially (the Cautionary Statements) include, but are not limited to, those set forth below. Should one or more of the risks or uncertainties set forth below materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Undue reliance should not be placed on the Cautionary Statements, which speak only as of the date of this Quarterly Report. The company undertakes no obligation to release publicly any revisions to the forward-looking statements after the date of this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

Contingencies

Reference is made to the information detailed in Note 2 entitled, "Contingencies" of Part I, Item 1, under the captions: OPM audit; Litigation of Blue Cross and Blue Shield of Missouri with the Missouri Attorney General and Department of Insurance and Related Actions, Settlement Efforts and Proposed Reorganization; and Agreement for settlement of certain litigation matters and reorganization of the company. The following factors should be read in conjunction with such information, which is incorporated by reference in its entirety in the following sections.

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

Agreement for settlement of certain litigation matters and reorganization of the company

On September 20, 1998, the company and certain of its affiliates entered into various settlement agreements with certain state agencies, including the Missouri Attorney General and the DOI, which, if consummated, would resolve the outstanding litigation and regulatory disputes between the company and its affiliates and the State of Missouri, and create a charitable independent health care foundation. On March 12, 1999, the company, BCBSMo, the Missouri Attorney General and the DOI entered into an Amendment to Settlement Agreement (the amendment) in response to the report of the special master, described below. On March 15, 1999, Judge Thomas J. Brown III of the Circuit Court of Cole County Missouri (the Circuit Court) stated on the record during an informal status hearing that he has continued concerns about the settlement agreements, as amended. The amended settlement agreements are described further in Note 2, "Contingencies - Agreement for settlement of certain litigation matters and reorganization of the company," of Part I, Item 1, and such description is incorporated by reference in its entirety in this section. On November 4, 1998, the Circuit Court appointed a special master for the purpose of, among other things, collecting and analyzing information related to the proposed settlement. On February 10, 1999, the special master recommended that the proposed settlement agreement "not be approved in its present form" and recommended that the Circuit Court "withhold a ruling on the settlement agreement to give the parties and the amici curiae consumer groups an opportunity to meet and confer, and engage in a good faith effort to address" concerns that were noted by the special master in his report. The parties and the amici curiae conferred about the concerns noted by the special master in his report and entered into the amended settlement agreement as a result of such discussions. There can be no assurance that the transactions contemplated by the amended settlement agreements will receive the necessary court approval as an acceptable alternative to dissolution of BCBSMo, that all conditions and contingencies included in the amended settlement agreements will be satisfied, or that the transactions set forth in the amended settlement agreements will be effected. The failure to consummate the transactions contemplated by the amended settlement agreements could have a material adverse effect on the company and the market for its stock.

The transactions contemplated by the amended settlement agreements, described elsewhere herein, include the resolution and dismissal of all of the current litigation with the DOI and the Missouri Attorney General described elsewhere herein. If BCBSMo, the company, the DOI, and the Missouri Attorney General do not resolve these matters as provided in the amended settlement agreements, or if, in the alternative, BCBSMo or the company does not prevail in all of these matters in the ongoing litigation, it is possible that BCBSMo could be dissolved, the license of BCBSMo and the company to use the Blue Cross and Blue Shield trade names and marks could be terminated, an event of default could occur under the company's Credit Agreement, BCBSMo could be required to dispose of some or all of the company's shares of Class B Common Stock at times and in quantities that could be detrimental to the market for the company's stock, and other actions could be taken by BCBSMo, the Missouri Attorney General, the DOI, the BCBSA or others, all of which could have a material adverse impact on the company and the market for its stock.

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

Status of Blue Cross and Blue Shield Trademark Licenses

If BCBSMo's and the company's litigation with the DOI and the Missouri Attorney General is not satisfactorily resolved, then the company's licenses to use the Blue Cross and Blue Shield names and marks may be terminated. In addition, the licenses may be terminated if BCBSMo, the company, or certain subsidiaries of the company are unable to achieve certain financial benchmarks as required by the BCBSA. The loss of such licenses and the obligation of the company to pay a $25 per enrollee termination fee and provide notice of termination to enrollees and the resultant event of default under the company's Credit Agreement could have a material adverse effect on the company and the market for its stock.

Credit Agreement Restrictions

The company's revolving Credit Agreement with its existing lenders contains certain restrictions on the company and its subsidiaries, including requirements as to the maintenance of net worth and certain financial ratios, restrictions on payment of cash dividends or purchases of stock, restrictions on acquisitions, dispositions and mergers, restrictions on additional indebtedness and liens, limitations on indebtedness of the company's subsidiaries, maintenance of the licenses to use Blue Cross and Blue Shield names and marks and certain other matters. There can be no assurance that the company will be able to achieve and maintain compliance with the prescribed financial ratio tests or other requirements of the revolving Credit Agreement. The failure to obtain any waivers or amendments that might be needed in the future to remain in compliance with such requirements could, among other things, reduce the company's ability to respond to adverse industry conditions and could have a material adverse effect on the company's operations, financial condition or business. As described under the caption in Note 2 entitled "Contingencies - Agreement for settlement of certain litigation matters and reorganization of the company - Status of Blue Cross and Blue Shield Trademark Licenses" of Part I, Item 1, the loss of the licenses would result in an event of default under the Credit Agreement.

MCHCP issues

The Missouri Consolidated Health Care Plan (MCHCP), which is a Missouri public agency that purchases health care coverage for employees of the State of Missouri and of selected public entities that have been admitted into the MCHCP, is currently the largest customer group served by BlueCHOICE, a subsidiary of the company. The company will be held contractually bound to serve the MCHCP members if the contract is extended at the option of the MCHCP through the year 2000 at rates contracted for in 1995, with annual rate increases, if any, which are far less than necessary to permit the company to recover its costs in serving those members.

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

In addition, the company's revolving Credit Agreement (described above) provides that the company's subsidiaries, including BlueCHOICE, may not issue surplus notes to the company in an aggregate principal amount in excess of $40 million. As the aggregate principal amount of surplus notes issued by such subsidiaries to the company currently approximates $40 million, any additional funding required by any subsidiaries of the company, including BlueCHOICE, as a result of additional losses or reserves associated with the MCHCP contract, or otherwise, must, absent approval of the lenders under the Credit Agreement, be funded from sources other than surplus notes. No assurances can be given that such approval would be granted or that additional sources of funding could be obtained. See "Credit Agreement Restrictions" above. In the first quarter of 1999, the company completed a reinsurance arrangement between its subsidiaries, HALIC and BlueCHOICE, whereby HALIC will reinsure MCHCP losses that exceed certain thresholds over the remaining term of the current MCHCP contract. The company anticipates that this arrangement will assist in mitigating the risk that additional surplus notes or other funding will need to be provided to the company's BlueCHOICE subsidiary.

Government Regulations and Health Care Reform

The company operates its managed health care business principally through wholly owned subsidiaries whose business is subject to extensive federal, state and local laws and regulations. There can be no assurance that the company will be able to obtain or maintain required governmental approvals or licenses or that any current or proposed federal and state legislation or other regulatory reform that increase the regulatory requirements imposed on the company and its subsidiaries, will not have a material adverse effect on the company's business or results of operations in the future.

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

Year 2000 Issue

Reference is made to the information included under the caption "Recent Developments - Year 2000 issue," of Part I, Item 2, which information is incorporated by reference in its entirety in this section. There can be no assurance that the company or any third party upon which the company depends will be able to achieve Year 2000 readiness or will have sufficient contingency plans, which could have a material adverse effect on the company and the market for its stock.

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

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

Note 2, "Contingencies" of Part I, Item 1, contains a description of various pending and threatened claims involving the company and its affiliates, including a description of the subscriber class action lawsuit filed on March 15, 1996, litigation with the Missouri Department of Insurance (DOI), the Director of the DOI, and the Missouri Attorney General, and other legal proceedings, which descriptions are incorporated by reference herein. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results of Operations, Financial Condition or Business."

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

     a)      Exhibits

Exhibit
Number    Exhibit

The following exhibits are submitted herewith:

27   Financial Data Schedule (Electronic Filing Only).

      b)     Reports on Form 8-K:

The company filed a report with the SEC on Form 8-K on February
12, 1999, relating to the special master's report.

The company filed a report with the SEC on Form 8-K on March 15, 1999, relating to the Amendment to the Settlement Agreement and the Joint Motion By All Parties and the Amici Curiae to Approve
Settlement Agreement.

The company filed a report with the SEC on Form 8-K on March 17, 1999, relating to public statements of Judge Thomas J. Brown III expressing continued concerns with the settlement agreements, as amended.

The company filed a report with the SEC on Form 8-K on March 23, 1999, relating to the filing by Blue Cross and Blue Shield of Missouri (BCBSMo), parent company of the Registrant, of its petition to the Missouri Supreme Court to enter an Order of Prohibition directed to Cole County Circuit Judge Thomas J. Brown III to limit his actions relating to the litigation involving BCBSMo and the State of Missouri solely to considering the Joint Motion by All Parties and the Amici Curiae to Approve Settlement Agreement while the case is on appeal to the Missouri Supreme Court.

The company filed a report with the SEC on Form 8-K on March 30, 1999, relating to the Missouri Supreme Court's denial of BCBSMo's request to limit the Cole County Circuit Court, pending resolution of the appeal of the case before the Missouri Supreme Court.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               RIGHTCHOICE MANAGED CARE, INC.
                               Registrant


Date:  May  17, 1999           By:  [s]  JOHN A. O'ROURKE
                                    John A. O'Rourke
                                    President and Chief Executive Officer


Date:  May 17, 1999            By:  [s] SANDRA VAN TREASE
                                    Sandra Van Trease
                                    Chief Financial Officer,
                                    Senior Executive Vice President and
                                    Chief Operating Officer