Form 10-Q
period 1999-06-30
RIGHTCHOICE MANAGED CARE INC
filed 1999-08-16
CIK 921766

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999

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

             Title of each class              Outstanding at July 31, 1999

     Class A Common Stock, $0.01 par value          3,710,426 shares
     Class B Common Stock, $0.01 par value         14,962,500 shares


                   RIGHTCHOICE MANAGED CARE, INC.
                    Second Quarter 1999 Form 10-Q
                          Table of Contents



PART  I.      FINANCIAL INFORMATION                                  PAGE

  ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 1999
              and December 31, 1998                                    3

           Consolidated Statements of Income for the Three
              and Six Months Ended June 30, 1999 and 1998              4

           Consolidated Statements of Changes in Shareholders'
              Equity for the Three and Six Months Ended
              June 30, 1999 and 1998                                   5

           Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1999 and 1998                  6

           Notes to Consolidated Financial Statements                  7

     ITEM 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   22

     ITEM 3.  Quantitative and Qualitative Disclosures About Market
                Risks                                                 33

PART II.      OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                       34

     ITEM 2.  Changes in Securities                                   34

     ITEM 3.  Defaults Upon Senior Securities                         34

     ITEM 4.  Submission of Matters to a Vote of Security Holders     34

     ITEM 5.  Other Information                                       35

     ITEM 6.  Exhibits and Reports on Form 8-K                        35

SIGNATURES                                                            36



PART I.FINANCIAL INFORMATION
ITEM 1.Financial Statements

                   RIGHTCHOICE MANAGED CARE, INC.
                     CONSOLIDATED BALANCE SHEETS
          (in thousands, except shares and per share data)

               ASSETS                  June 30, 1999  December 31, 1998
                                       (unaudited)
Current assets:
  Cash and cash equivalents              $ 35,848        $   39,409
  Investments available for sale          193,858           208,281
  Receivables from members                 74,301            68,024
  Receivables from related parties         21,169            18,294
  Deferred income taxes                     7,355             4,798
  Other assets                             19,154            19,818
     Total current assets                 351,685           358,624
Property and equipment, net                56,570            58,234
Deferred income taxes                      11,985            11,583
Investments in affiliates                   5,587             5,729
Goodwill and intangible assets, net        72,872            74,508
    Total assets                         $498,699          $508,678

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Medical claims payable                $ 107,288         $ 109,986
  Unearned premiums                        56,844            56,407
  Accounts payable and accrued expenses    62,593            64,754
  Current portion of long-term debt        10,000            10,000
  Payables to related parties              23,968            26,194
  Reserve for loss contract                 8,154             9,052
  Obligations for employee benefits         3,078             2,954
  Income taxes payable                     11,069            10,485
  Obligations under capital leases          3,284             4,254
     Total current liabilities            286,278           294,086
Reserve for loss contract                   3,631             7,259
Long-term debt                             28,063            33,063
Obligations for employee benefits          25,355            24,338
Obligations under capital leases            4,786             4,058
     Total liabilities                    348,113           362,804

Shareholders' Equity:
  Preferred Stock, $.01 par,
      25,000,000 shares authorized,
      no shares issued and outstanding
  Common Stock:
      Class A, $.01 par, 125,000,000
      shares authorized, 3,737,500
      shares issued, 3,710,426 shares
      outstanding                              37                37
      Class B, convertible, $.01 par,
      100,000,000 shares authorized,
      14,962,500 shares issued and
      outstanding                             150               150
  Additional paid-in capital              132,635           132,635
  Retained earnings                        20,897            12,313
  Treasury stock, 27,074 Class A
      shares, at cost                       (383)             (383)
  Accumulated other comprehensive income  (2,750)             1,122
     Total shareholders' equity           150,586           145,874
     Total liabilities and
        shareholders' equity             $498,699          $508,678

    See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (in thousands, except shares and per share data)


                                                        Three Months Ended       Six Months Ended
                                                             June 30,                June 30,
                                                         1999        1998        1999        1998
Revenues:
 Premium                                               $178,274    $173,665    $357,492    $347,359
 Fees and other income                                   20,937      18,153      41,732      36,311
       Total revenues                                   199,211     191,818     399,224     383,670
Operating expenses:
 Health care services                                   147,237     144,347     293,985     288,828
 Commissions                                              7,458       8,333      15,367      16,070
 General and administrative (excludes depreciation and
 amortization and excludes net intercompany charges of
 $3,214, $2,906, $6,254 and $6,035, respectively,
 allocated to Blue Cross and Blue Shield of Missouri)    35,780      35,144      72,340      71,424
 Depreciation and amortization                            4,189       4,609       8,383       9,212
       Total operating expenses                         194,664     192,433     390,075     385,534
Operating income (loss)                                   4,547       (615)       9,149     (1,864)

Investment income:
 Interest and dividends                                   3,504       3,840       6,711       7,657
 Realized (losses) gains, net                             (717)         144       (449)         699
       Total investment income, net                       2,787       3,984       6,262       8,356

Other:
 Interest expense                                         (941)     (1,126)     (2,009)     (2,276)
 Other income (expense), net                                248       (111)         556        (26)
       Total other, net                                   (693)     (1,237)     (1,453)     (2,302)

Income before provision for income taxes                  6,641       2,132      13,958       4,190
Provision for income taxes                                2,734         930       5,374       2,020
Net income                                           $    3,907    $  1,202    $  8,584    $  2,170


Weighted average common shares outstanding           18,673,000  18,672,000  18,673,000  18,672,000

Basic and diluted earnings per share                 $     0.21  $     0.06  $     0.46  $     0.12


          See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
                 CONSOLIDATED STATEMENTS OF CHANGES
                 IN SHAREHOLDERS' EQUITY (UNAUDITED)
                    (in thousands, except shares)

                                                                                                 Accumulated
                                                              Additional                           Other
                                              Common Stock     Paid In    Retained   Treasury   Comprehensive
                                           Class A   Class B   Capital    Earnings     Stock       Income      Total
Balance at December 31, 1997                 $37      $150    $132,640      $6,653     $(404)       $1,789   $140,865

Comprehensive loss:
 Net income                                                                    968                                968

 Change in unrealized appreciation
 on available-for-sale securities, net
 of income tax credit of $690                                                                      (1,252)    (1,252)

Comprehensive loss                                                                                              (284)

Balance at March 31, 1998                     37       150     132,640       7,621      (404)          537    140,581

Comprehensive income:
 Net income                                                                  1,202                              1,202

 Change in unrealized appreciation
 on available-for-sale securities, net
 of income tax expense of $731                                                                       1,323      1,323

Comprehensive income                                                                                            2,525

Balance at June 30, 1998                      37       150     132,640       8,823      (404)        1,860    143,106

Comprehensive income:
 Net income                                                                  3,490                              3,490

 Change in unrealized appreciation
 on available-for-sale securities, net
 of income tax credit of $188                                                                        (368)      (368)

 Minimum pension liability
 adjustment, net of income tax
 credit of $199                                                                                      (370)      (370)

Comprehensive income                                                                                            2,752

1,426 shares issued under the
company's stock option plan                                        (5)                     21                      16

Balance at December 31, 1998                  37       150     132,635      12,313      (383)        1,122    145,874

Comprehensive income:
 Net income                                                                  4,677                              4,677

 Change in unrealized appreciation
 on available-for-sale securities, net
 of income tax credit of $1,068                                                                    (1,890)    (1,890)

Comprehensive income                                                                                            2,787

Balance at March 31, 1999                     37       150     132,635      16,990      (383)        (768)    148,661

Comprehensive income:
 Net income                                                                  3,907                              3,907

 Change in unrealized appreciation
 on available-for-sale securities, net
 of income tax credit of $1,120                                                                    (1,982)    (1,982)

Comprehensive income                                                                                            1,925

Balance at June 30, 1999                     $37      $150    $132,635     $20,897     $(383)     $(2,750)   $150,586

                                  See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (in thousands)

                                                    For the six months ended
                                                            June 30,
                                                  1999                   1998
Cash flows from operating activities:
   Net income                                   $  8,584             $   2,170
   Adjustments to reconcile net income to
   net cash (used in) provided by operating
   activities:
     (Credit) provision for deferred
       income taxes                                (771)                 1,985
     Depreciation and amortization                 8,383                 9,212
     Undistributed losses (earnings)
       of affiliates                                 142                  (38)
     Loss (gain) on sale of investments              449                 (699)
     Amortization of premiums and
       accretion of discounts, net                   291                    52
     (Gain) loss on sale of property
       and equipment                               (231)                     1
   (Increase) decrease in certain assets:
     Receivables from members                    (6,277)               (1,325)
     Receivables from related parties            (2,875)               (3,526)
     Other assets                                    848               (5,337)
   (Decrease) increase in certain liabilities:
     Medical claims payable                      (2,698)                 1,753
     Unearned premiums                               437               (4,597)
     Accounts payable and accrued expenses       (2,161)                 2,103
     Payables to related parties                 (2,226)                 4,203
     Reserve for loss contract                   (4,526)               (4,526)
     Obligations for employee benefits             1,141                 1,339
     Income taxes payable                            584                 (826)
Net cash (used in) provided by
  operating activities                             (906)                 1,944
Cash flows from investing activities:
   Proceeds from matured investments:
     Fixed maturities                              3,400                15,060
   Proceeds from investments sold:
     Fixed maturities                            120,910               124,943
     Equity securities                               521
     Other                                             8                 4,408
   Investments purchased:
     Fixed maturities                          (111,985)             (140,634)
     Equity securities                           (5,000)                 (548)
     Other                                         (231)                 (399)
   Proceeds from property and
         equipment sold                               11                     6
   Property and equipment purchased              (3,154)               (5,749)
Net cash provided by (used in)
  investing activities                             4,480               (2,913)
Cash flows from financing activities:
   Payments of long-term debt                    (5,000)
   Payments of capital lease obligations         (2,135)               (2,692)
Net cash used in financing activities            (7,135)               (2,692)
Net decrease in cash and cash equivalents        (3,561)               (3,661)
Cash and cash equivalents at
   beginning of period                            39,409                29,872
Cash and cash equivalents at end of period      $ 35,848             $  26,211

Supplemental Disclosure of Cash Information:
   Interest paid                                $  2,000             $   2,321
   Income taxes paid (refund received), net        5,560               (2,131)
Supplemental Schedule of Noncash
Investing and Financing Activities:
   Equipment acquired through capital leases    $  4,116             $     662
   Disposal of equipment under capital leases      2,223

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

On August 8, 1995, the company received a draft audit report from the OPM regarding the audit, conducted in 1994, of the FEHBP operations of BlueCHOICE for the years 1989 through 1994. The audit dealt primarily with a comparison of premium rates charged to the FEHBP to rates charged by BlueCHOICE to other similarly sized groups. The OPM draft audit report indicates that BlueCHOICE has a potential liability of $7.5 million to the FEHBP. The company responded to the draft report in November of 1995 following an in-depth analysis of the issues. In 1998, BlueCHOICE received correspondence from the U.S. Department of Justice requesting a meeting with BlueCHOICE regarding in excess of $6.5 million in payments (alleged overcharges) received during the reconciliation process for the years 1990 through 1994, plus interest thereon. On June 17, 1999, the company, the U.S. Department of Justice and the OPM reached a preliminary agreement to resolve these audit issues. BlueCHOICE has agreed to pay $6 million to resolve all of the audit issues, which amount was previously reserved, and no penalties were imposed. The company expects that the final agreement will be completed during third quarter of 1999. In the event that the parties fail to complete a final agreement in accordance with their preliminary agreement, there can be no assurance that the resolution of these findings will not have a material adverse effect on the company and the market for its stock.

LITIGATION OF BLUE CROSS AND BLUE SHIELD OF MISSOURI WITH THE MISSOURI ATTORNEY GENERAL AND DEPARTMENT OF INSURANCE AND RELATED ACTIONS,
SETTLEMENT EFFORTS AND PROPOSED REORGANIZATION

In August 1994, Blue Cross and Blue Shield of Missouri (BCBSMo) created the company as a for-profit subsidiary. BCBSMo transferred certain of its assets to the company, and offered to the public 20 percent of the common stock of the company (such events are referred to collectively as the Reorganization and Public Offering). Although the Director (the Director) of the Missouri Department of Insurance (DOI) formally approved the Reorganization and Public Offering on April 14, 1994, the Director and the DOI subsequently claimed that the Reorganization and Public Offering violated state laws and that BCBSMo was obligated to transfer all of its assets, including all of the stock of the company that it owned, to the State of Missouri or a charity designated by the State of Missouri. The Director and the DOI threatened to bring legal action, seek a receivership or terminate
BCBSMo's insurance license unless BCBSMo agreed to surrender its assets.

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

AGREEMENT FOR SETTLEMENT OF CERTAIN LITIGATION MATTERS AND
REORGANIZATION OF THE COMPANY

Status of Proposed Settlement Agreements

Following many developments in the litigation described below, on April 22, 1998, the company, BCBSMo, the Missouri Attorney General, the Director, and the DOI announced a conceptual framework to resolve all outstanding litigation and regulatory issues among the parties. The definitive settlement agreements were entered into on September 20, 1998, and subsequently modified on March 12, 1999 (as amended, the amended settlement agreements). The amended settlement agreements would, if consummated, resolve all outstanding litigation and regulatory issues between the company, BCBSMo and their affiliates and the State of Missouri described below and create a charitable independent health care foundation.

The amended settlement agreements include a number of significant conditions and contingencies, including approval by the Circuit Court. During an informal status hearing of the Circuit Court on March 15, 1999, Judge Thomas J. Brown, III stated on the record that he has continued concerns about the amended settlement agreements. The litigation, which remains on appeal to the Missouri Supreme Court, is described below. See "Litigation relating to the Reorganization and Public Offering."

The principal terms of the amended settlement agreements include the following:

* BCBSMo would, through a series of transactions, (i) transfer its insurance-related assets, contracts and agreements and related liabilities to a wholly owned subsidiary of the company; (ii) convert to a for-profit corporation; (iii) reincorporate in Delaware; and (iv) merge with the company. Approximately 20 percent of the outstanding common stock of the resulting entity (referred to as new RightCHOICE) would be owned by the company's current public shareholders and approximately 80 percent of the outstanding shares of RightCHOICE would be owned by a charitable independent health care foundation (which equals the current aggregate ownership interests of the public shareholders and BCBSMo, respectively, in the equity of the company).

* BCBSMo would pay approximately $12.78 million to the charitable independent health care foundation (in addition to $175,000 paid by RightCHOICE).

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

* The charter documents of new RightCHOICE would include the "basic protections" required by the Blue Cross and Blue Shield Association (BCBSA) of all of its for-profit licensees to insure independence from the direction, control and influence of the charitable independent health care foundation or any other shareholder. The "basic protections" would include limitations on the amount of new
  RightCHOICE stock that may be owned by certain categories of shareholders -- (i) no "institutional" shareholder may own 10 percent or more of the voting power of new RightCHOICE, (ii) no "non-institutional" shareholder may own 5 percent or more of the voting power of new RightCHOICE, and (iii) no shareholder may own 20 percent or more of the equity of new RightCHOICE (with certain exceptions in the case of the charitable independent health care foundation as described above). Any shares owned by a shareholder in excess of the applicable ownership limits could be redistributed by new RightCHOICE.

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

The summary of the amended settlement agreements is qualified in its entirety by reference to the settlement agreements and the amended settlement agreements and the related exhibits, which are included as exhibits to the company's Current Reports on Form 8-K filed with the SEC on September 23, 1998, and March 15, 1999, respectively.

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

On November 4, 1998, the Circuit Court issued an Order (the November 4 Order) vacating the October 29 Order and declaring it to be void ab initio (or "from the beginning"). The Circuit Court, in issuing the November 4 Order, acknowledged that the significant and adverse consequences that could have resulted from the October 29 Order were unintended. On November 4, 1998, the Circuit Court also issued an Order (the November 4 Special Master Order) appointing Robert G. Russell as special master for the purpose of collecting and analyzing information related to the proposed settlement. The November 4 Special Master Order also approved the engagement of legal counsel and such financial advisors as are approved by the court to advise the special master. The effect of the November 4 Order was to void the October 29 Order as if it never existed. The special master, at that time, had expressed his interest in providing that the company would continue its business in the normal course during his review. Copies of the November 4 Order and the November 4 Special Master Order are attached as exhibits to the company's Current Report on Form 8-K filed with the SEC on November 6, 1998.

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

On November 19, 1998, the Blue Cross and Blue Shield license agreements were reinstated with addenda that provided, among other things, that the licenses would terminate on March 11, 1999, unless extended by the Board of Directors of the BCBSA. On March 11, 1999, the BCBSA Board of Directors extended the licenses until June 17, 1999. On June 17, 1999, the BCBSA Board of Directors extended the licenses until September 17, 1999. See "Status of Blue Cross and Blue Shield trademark licenses" below.

As part of his investigation, the special master conducted a series of public hearings on December 4, December 16, and December 22,
1998, and on February 4, 1999, where evidence related to the proposed settlement and other subjects was presented. At the public hearing on December 16, representatives of Blue Cross and Blue Shield of Kansas City presented an "alternative" to the proposed settlement agreement by suggesting that the Kansas City plan would acquire the assets of BCBSMo, including the stock of the company that it owns.
The Kansas City plan's proposal provided for a purchase price of $13.50 per share for the shares of the company held by the public and $15.25 per share for the other shares held by BCBSMo. The proposal included a number of conditions, such as a financing contingency and an obligation that all litigation of BCBSMo be resolved. This proposal was not made directly to the company or BCBSMo.

Following the completion of the hearings and other investigation, on February 10, 1999, the special master issued his 47-page report (the report of the special master) which recommended that the settlement agreement "not be approved in its present form" and that the Circuit Court "withhold a ruling on the settlement agreement to give the parties and the amici curiae an opportunity to meet and confer, and engage in a good faith effort to address" concerns that were noted in the report of the special master. While the special master stated that "there are many things to commend the Settlement Agreement for the Court's approval," he indicated he had concerns with its terms that prevented him from recommending approval. Among the concerns he identified in his report were:

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

Following the report of the special master, the parties and the amici curiae discussed the concerns noted therein. On March 12, 1999, the company, BCBSMo, the Missouri Attorney General, and the DOI entered into an Amendment to Settlement Agreement (the amendment). The parties to the amended settlement agreements, together with certain consumer groups that had participated in the public hearings, filed with the Circuit Court a joint motion seeking approval of the amended settlement agreements.

On March 12, 1999, the parties also filed with the Circuit Court their respective objections and comments to the report of the special master. In its objections, BCBSMo asserted that the special master made certain erroneous factual and unjustified legal conclusions in the report and requested the Circuit Court to approve the amended settlement agreements.

At an informal hearing on March 15, 1999, Judge Brown expressed continued concern about the amended settlement agreements. In response, BCBSMo and the Missouri Attorney General separately petitioned the Missouri Supreme Court to enter an order and stay, respectively, limiting the actions of the Circuit Court to the
consideration of the amended settlement agreements.   On March 24,
1999, the counsel to the special master, on behalf of the Circuit Court, responded to the applications of BCBSMo and the Missouri Attorney General to the Missouri Supreme Court requesting additional time to respond more fully to the application and indicating that the requested writ was not necessary or appropriate. On March 24, 1999, the Missouri Supreme Court declined the request of BCBSMo and the motion of the Missouri Attorney General. The litigation is on appeal to the Missouri Supreme Court and that appeal was unaffected by the March 24, 1999 actions of the Missouri Supreme Court.

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

Litigation relating to the Reorganization and Public Offering

As described above, in August 1994, BCBSMo effectuated the Reorganization and Public Offering. Although the Director formally approved the Reorganization and Public Offering on April 14, 1994, the Director and the DOI subsequently claimed that the Reorganization and Public Offering violated Missouri state laws and that BCBSMo was obligated to transfer all of its assets, including all of the stock of the company that it owned, to the State of Missouri or a charity designated by the State of Missouri. The Director and the DOI threatened to bring legal action, seek a receivership, or terminate BCBSMo's insurance license unless BCBSMo surrendered its assets.

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

On September 9, 1996, the Circuit Court granted BCBSMo's motion for summary judgment against the Director and the DOI, rejected all of the Director's and the DOI's affirmative defenses (including allegations of fraud), issued a permanent injunction against the Director and the DOI and declared that: (i) under Missouri law the Director and the DOI had no authority to demand that BCBSMo make a payment as a result of the Reorganization and Public Offering; (ii) under Missouri law the Director and the DOI had no jurisdiction to take any action, the practical effect of which would be to amend, modify or reverse the Director's April 14, 1994 final administrative approval of the Reorganization and Public Offering; (iii) under Missouri law, the Director and the DOI had no jurisdiction to take any administrative action, including, but not limited to, revoking, suspending or refusing to renew BCBSMo's Certificate of Authority based in any way on the Reorganization and Public Offering or BCBSMo's refusal to make payment as the Director and the DOI had demanded; and (iv) (A) BCBSMo was a mutual benefit type of nonprofit corporation rather than a public benefit type of nonprofit corporation; (B) the Reorganization and Public Offering were authorized under all laws applicable to nonprofit health services corporations; and (C) BCBSMo did not owe the State or any person or entity a "toll charge," "charitable asset settlement" or any other payment as a result of the Reorganization and Public Offering (the September 9 Order). On December 30, 1996, the Circuit Court issued orders (described more fully below) modifying the findings and declarations set forth in (iv) above, on the grounds that it was legally unnecessary to resolve such issues because the Circuit Court had already ruled against the Director and the DOI for other reasons.

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

Although the Missouri Supreme Court initially had stayed the briefing schedule for 120 days in the proceedings before it in order to permit the proceedings in the Circuit Court concerning review of the settlement agreements to go forward, that stay was lifted and a briefing schedule established. It is expected that briefing of the appeal will be completed and oral argument heard by the Missouri Supreme Court during the third quarter of 1999.

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

On November 4, 1998, the St. Louis Circuit Court issued its judgment and order granting the motion of the defendants to dismiss the action for lack of standing and entering judgment in favor of the defendants. The Sarkis plaintiffs appealed the St. Louis Circuit Court's order. Appellate briefing is under way and it is expected that the case will be submitted to the Appellate Court for decision sometime during the third quarter of 1999.

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

On September 16, 1998, Sarkis and Hacking filed an application for change of judge under Missouri civil court procedure. They contended that they were entitled as a matter of right to disqualify Judge Brown from further proceedings in the action. The Missouri Attorney General resisted this application. On October 15, 1998, Judge Brown denied the motion to disqualify himself. He directed the parties to prepare a discovery schedule that would have had this lawsuit prepared for trial by December 21, 1998, which was subsequently extended.

On November 5, 1998, Sarkis and Hacking filed an application with the Missouri Court of Appeals seeking to prohibit Judge Brown from proceeding further in the case. The Missouri Court of Appeals denied that application. Sarkis and Hacking then applied to the Missouri Supreme Court, which also denied their application. This litigation remains pending before Judge Brown and the parties have filed Stipulations of Facts and the Missouri Attorney General has filed a Motion for Summary Judgment.

If BCBSMo is declared to be a mutual benefit type of nonprofit corporation that does not hold its assets for the benefit of the public generally, BCBSMo would be required to exercise its ownership interest in the company consistent with the best interests of BCBSMo's subscribers, subject to any final rulings made in the litigation described elsewhere herein. If BCBSMo is declared to be a public benefit type of nonprofit corporation or if it is declared that BCBSMo holds assets for the benefit of the public generally, BCBSMo would be required to exercise its ownership interest in the company consistent with the best interests of the public at large. In either event, BCBSMo could be dissolved, or required to dispose of some or all of the shares of the company's stock that it owns at times and in quantities that could be detrimental to the market for the company's stock. Also, either the DOI or the Missouri Attorney General could take actions against BCBSMo based upon such declarations (such as seeking the appointment of a receiver to safeguard assets, which, like dissolution, could result in the termination of the company's licenses to use the Blue Cross and Blue Shield trade names and service marks and trigger a termination fee and a notice to members thereunder) which, if successful, could have a material adverse effect upon the company and the market for its stock. See "Status of Blue Cross and Blue Shield trademark licenses."

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

Status of Blue Cross and Blue Shield trademark licenses

On March 11, 1999, and again on June 17, 1999, the Board of
Directors of the BCBSA unanimously voted to extend the company's licenses to use the Blue Cross and Blue Shield service marks until September 17, 1999, the date of the next scheduled meeting of the Board of Directors of BCBSA. At a meeting held on November 19, 1998, the Board of Directors of BCBSA approved the reinstatement, effective as of October 29, 1998, of the licenses to use the Blue Cross and Blue
Shield service marks, granted to the company, BCBSMo, and two wholly owned subsidiaries of the company, HALIC and BlueCHOICE (the licensed affiliates) subject to the "board to board" extension of the license term. The approval clarified the rights of the company and its licensed affiliates to continue uninterrupted the use of the service marks following actions taken by the BCBSA which resulted from the October 29 Order.

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

Each of the reinstated license agreements approved by the BCBSA on November 19, 1998 included an addendum that provided, among other things, that the licenses granted under such license agreements would be reviewed by the BCBSA at the next regularly scheduled meeting of the BCBSA Board of Directors (originally, March 11, 1999, and pursuant to extensions, September 17, 1999). If on or before such date, the BCBSA did not extend the termination dates for the license agreements until the next regularly scheduled meeting of the BCBSA Board of Directors after such date, or otherwise modify the addenda, the license agreements would have terminated. This "board-to-board" extension of the license agreements has been adopted in conjunction with the issuance of reinstated licenses granted to other BCBSA licensees following a license termination. There can be no assurances that the BCBSA will take the necessary and appropriate action to extend the license agreements beyond September 17, 1999, or any time thereafter.

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

Each of the licenses provides that it automatically terminates if, among other things: (i) the DOI or another regulatory agency assumes control of the licensee or delinquency proceedings are instituted; (ii) a trustee, interim trustee, receiver or other custodian for any of BCBSMo's or the BCBSA's property or business is appointed, or (iii) an action is instituted by any governmental entity or officer against the licensee seeking dissolution or liquidation of its assets or seeking the appointment of a trustee, interim trustee, receiver or custodian for any of its property or business, which is consented or acquiesced to by the licensee or is not dismissed within 130 days of the licensee being served with the pleading or document commencing the action, provided that if the action is stayed or its prosecution enjoined, the 130-day period is tolled for the duration of the stay or injunction, and provided further that the BCBSA's Board of Directors may toll or extend the 130-day period at any time prior to its expiration. Each trademark license also provides that it may be terminated by BCBSA if, among other things, the licensee fails to meet certain quality control standards or minimum capital or liquidity requirements. Pursuant to the Addendum, which became part of the reinstated license agreements following the November 19, 1998 BCBSA Board meeting, an automatic termination will also occur (i) if the BCBSA Board does not take action to extend the licenses on or before September 17, 1999, the date of the next regularly scheduled BCBSA Board meeting, and (ii) upon any judicial act that (a) provides for or approves a transaction pursuant to which a person, entity or group other than the licensees of BCBSA, acquires the ability to select the majority of the members of the Board of Directors of BCBSMo, the company or certain of its affiliates or otherwise gains control of BCBSMo, the company or such affiliates, or (b) changes the composition of, or the voting rights of the members of the Board of Directors of BCBSMo, the company or such affiliates. The foregoing provision does not apply to a settlement or resolution of the Litigation that complies with all BCBSA rules, regulations and standards and is approved by or conditioned on the approval of the BCBSA. In addition, the licenses may be terminated if BCBSMo, the company, or certain subsidiaries of the company are unable to achieve certain financial benchmarks as required by the BCBSA.

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

In March 1998, BCBSMo and BCBSA agreed that the primary licenses were reinstated as if a suit seeking dissolution had been served on BCBSMo but the 130-day period for automatic termination described above was tolled. The tolling was to continue for as long as the stay entered in the Litigation remained in full force and effect. Under the Addendum that became part of the reinstated license agreements at the November 19, 1998 BCBSA Board meeting, the automatic termination provision relating to the stay would no longer be controlling; rather, the licenses are on a "board-to-board" basis, which means that on or before the next regularly scheduled meeting of the BCBSA Board (expected to be held on September 17, 1999) the Board must take action to extend the licenses or else the licenses will automatically terminate on September 17, 1999. Although the licenses were previously extended at prior meetings, there can be no assurances that the BCBSA Board will take the action necessary to extend the licenses on or before the September 17, 1999 meeting as part of the "board-to-board" review.

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

Other contingencies

In addition to the matters described above, from time to time in the ordinary course of business, the company and certain of its subsidiaries are parties to various legal proceedings, including the claims of its members arising from health plan benefit coverage issues for certain services under evolving theories of liability. The financial and operational impact that such evolving theories of recovery will have on the managed care industry generally, or the company in particular, is presently unknown.

3.  Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."
SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. Earlier application of SFAS No. 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The company believes that the adoption of SFAS No. 133 will not have a material impact on the company's financial position or results of operations.

In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, "Accounting for Computer Software Developed For or Obtained For Internal Use," which is effective for fiscal years beginning after December 15, 1998. The SOP requires preliminary stage project costs to be expensed as incurred. Once a project is in the application development stage, the SOP requires all external direct costs for materials and services and payroll and related fringe benefit costs to be capitalized, and subsequently amortized over the estimated useful life of the project. The adoption of SOP 98-1 did not have a material impact on the company's financial position or results of operations.

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

4.  Provision for Income Taxes

The company's effective income tax rates of 41.2 percent and 43.6 percent for the second quarter of 1999 and 1998, respectively, and
38.5 percent and 48.2 percent for the first half of 1999 and 1998, respectively, presented in the Consolidated Statements of Income were affected by non-deductible goodwill amortization. In addition, during the first quarter of 1999, the company reversed its deferred tax asset valuation allowance of $112,000. Based upon all the available evidence, management believes that it is more likely than not that the company will realize all of its deferred tax assets, and accordingly, no valuation allowance has been provided against such assets as of June 30, 1999. In addition, for the second quarter and first half of 1999, the company's state income tax provision was favorably impacted due to a change in the filing status for the State of Missouri.

5.  Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the number of weighted average shares outstanding plus additional shares representing stock distributable under stock-based compensation plans using the treasury stock method. There were 54,368 and 41,071 dilutive potential common shares for the second quarter of 1999 and 1998, respectively and 57,183 and 18,802 dilutive potential common shares for the first half of 1999 and 1998, respectively, that were added to the weighted average number of shares outstanding in order to compute diluted earnings per share.

6.  Comprehensive Income

The components of other comprehensive income for the three and six month periods ended June 30, 1999 and 1998 are as follows:


                                          Three months ended  Six months ended
                                               June 30,           June 30,
                                           1999        1998    1999       1998
                                            (in thousands)     (in thousands)
Unrealized holding (losses)
   gains arising during period,
   net of taxes                        $(2,442)     $1,416   $(4,165)     $ 525
Less:  reclassification adjustment
   for losses (gains) included in
   net income, net of taxes                 460       (93)        293     (454)
Net unrealized (losses) gains on
   securities                          $(1,982)     $1,323   $(3,872)     $  71

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

Operating income for the company's underwritten segment is determined by deducting from premium revenue the health care service costs, commissions, and general and administrative expenses that are attributable to that segment's operations. Operating income for the self-funded segment is determined by deducting from fees and other income the commissions and general and administrative expenses attributable to the segment. Expenses not directly traceable to an industry segment are allocated on a consistent and reasonable basis utilizing membership, groups, claims, and other key drivers. Corporate identifiable assets by segment include only receivables from members since the company does not produce more detailed information by segment internally. Intersegment revenues are not material. Financial information by segment is as follows (in thousands):

Three months ended June 30, 1999     Underwritten  Self-funded  Consolidated
Revenues                               $178,722     $ 20,489      $199,211
Operating (loss) income                 (1,174)        5,721         4,547
Depreciation and amortization expense     2,855        1,334         4,189
Identifiable assets                      50,181       24,120        74,301

Six months ended June 30, 1999       Underwritten  Self-funded  Consolidated
Revenues                               $357,940     $ 41,284      $399,224
Operating (loss) income                 (3,359)       12,508         9,149
Depreciation and amortization expense     5,726        2,657         8,383

Three months ended June 30, 1998     Underwritten  Self-funded  Consolidated
Revenues                               $173,400     $ 18,418      $191,818
Operating (loss) income                 (4,662)        4,047         (615)
Depreciation and amortization expense     3,289        1,320         4,609
Identifiable assets                      42,797       18,547        61,344

Six months ended June 30, 1998       Underwritten  Self-funded  Consolidated
Revenues                               $347,108     $ 36,562      $383,670
Operating (loss) income                (11,206)        9,342       (1,864)
Depreciation and amortization expense     6,583        2,629         9,212

8.  Change in estimate

Based upon management's periodic review of the useful lives of its various assets, the company's estimate of the useful life of various modules of its capitalized software changed from 5 years to 7 years, effective with the beginning of 1999. Management believes that this change will more appropriately match the amortization expense of the software with the periods in which the software is utilized. This change in estimate on an after-tax basis resulted in an increase to the company's net income for the second quarter and first half of 1999 of approximately $0.6 million, or $0.03 per share, and $1.2 million or $0.06 per share, respectively.



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


The following table sets forth premium revenue by product group for the three and six month periods ended June 30, 1999 and 1998
(unaudited):


                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
Product Group                         1999         1998     1999          1998
                                      (in thousands)         (in thousands)
PPO:
  Alliance PPO                     $ 50,891      $ 47,143  $101,047   $ 95,133
  AllianceChoice POS                 40,952        37,631    81,070     73,743
HMO (includes other POS)             50,891        51,821   104,393    104,146
Medicare supplement                  23,275        24,055    46,863     48,248
Managed indemnity                       900         2,298     1,851      4,666
Other specialty services             11,365        10,717    22,268     21,423
Total premium revenue               178,274       173,665   357,492    347,359
ASO/Self-funded and other income     20,937        18,153    41,732     36,311
Total revenues                     $199,211      $191,818  $399,224   $383,670


The following table sets forth selected operating ratios. The medical loss ratio is shown as a percentage of health care services expense over premium revenue. All other ratios are shown as a percentage of premium revenue and fees and other income combined:


                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      1999         1998     1999         1998
Operating revenues:
  Premium revenue                     89.5%        90.5%    89.5%        90.5%
  Fees and other income               10.5%         9.5%    10.5%         9.5%
                                     100.0%       100.0%   100.0%       100.0%
Operating expenses:
  Medical loss ratio                  82.6%        83.1%    82.2%        83.1%
  Commission expense                   3.7%         4.3%     3.8%         4.2%
  General and administrative expense
      (includes depreciation and
      amortization)                   20.1%        20.7%    20.2%        21.0%
  Adjusted general and administrative
      expense (excludes depreciation
      and amortization)               18.0%        18.3%    18.1%        18.6%


Membership

The following table sets forth membership data and the percent change in membership:

                                              June 30,
Product Group                            1999         1998       %
Underwritten:
 PPO:
  Alliance PPO                          143,014      143,367   (0.2)%
  AllianceChoice POS                    124,906      131,809   (5.2)
 HMO:
  Commercial (includes other POS)       126,579      134,950   (6.2)
  BlueCHOICE Senior                       5,125        5,647   (9.2)
 Medicare supplement                     54,968       59,498   (7.6)
 Managed indemnity                        2,054        5,530  (62.9)
                                        456,646      480,801   (5.0)
Self-funded:
 PPO                                     45,792       45,969   (0.4)
 HMO                                      7,694       10,683  (28.0)
 ASO (includes HealthLink):
  Workers' Compensation                 492,000      373,109    31.9
  Other ASO*                          1,205,898    1,102,532     9.4

Total Membership                      2,208,030    2,013,094     9.7%

* does not include 387,814 and 454,823 as of June 30, 1999 and 1998, respectively, relating to additional third-party administrator members that are part of The EPOCH Group, L.C. (Epoch), a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995.

Comparison of 1999 Results to 1998 Results

Revenues

Premium revenue increased $4.6 million, or 2.7 percent, in the second quarter of 1999 in comparison to the second quarter of 1998. For the first half of 1999, premium revenue increased $10.1 million, or 2.9 percent, in comparison to the first half of 1998. As described below, components of premium revenue were affected by shifts in product mix, rate increases, and other factors, and as a result, such changes may not be indicative of future periods. The company will continue to strive to establish its commercial premium rates based on anticipated health care costs. Depending on the level of future competition, customer acceptance of the company's premium increases, future health care cost trends or other factors, there can be no assurance that the company will be able to price its products consistent with health care cost trends.

PPO revenues increased $7.1 million in the second quarter of 1999 as compared to the second quarter of 1998 -- $10.7 million due to a 12.2 percent increase in net premium rates partially offset by a $3.6 million decrease resulting from a 3.4 percent decrease in member months. For the first half of 1999, PPO revenues increased $13.2 million as compared to the first half of 1998 -- $21.1 million due to a 12.2 percent increase in net premium rates partially offset by a $7.9 million decrease resulting from a 3.9 percent decrease in member months. Net rates increased due in part to the company's targeted general group renewal rate increases averaging 7 percent to 18 percent during enrollment periods in the second half of 1998 and the first half of 1999. Alliance PPO membership decreased by 353 members from June 30, 1998 to June 30, 1999 while AllianceChoice POS membership decreased by 6,903 over the same time period. Net membership decreases are due primarily to the company's aforementioned pricing strategy during the second half of 1998 and the first half of 1999. The company also began offering PPO products in Illinois at the end of the first quarter of 1997. Included in the Alliance PPO member count are 9,600 PPO Illinois members as of June 30, 1999, an increase of 5,000 from June 30, 1998.

HMO premium revenue decreased $0.9 million or 1.8 percent in the second quarter of 1999 as compared to the second quarter of 1998 -- $5.1 million due to an 8.4 percent decrease in member months partially offset by a $4.2 million increase resulting from a 7.2 percent increase in net premium rates. For the first half of 1999, HMO revenues increased $0.2 million or 0.2 percent as compared to the first half of 1998 -- $10.8 million due to a 9.8% increase in net premium rates partially offset by a $10.6 million decrease resulting from an 8.7 percent decrease in member months. Net premium rates increased in part due to the company's targeted general rate increases averaging 7 percent to 18 percent during enrollment periods in the second half of 1998 and the first half of 1999. Actual net rate increases are affected by the status of a large group (the Missouri Consolidated Health Care Plan or MCHCP), comprised of 38,700 members as of June 30, 1999, with which the company has limited ability to increase premium rates. Membership in MCHCP increased by 6,800 from June 30, 1998 to June 30, 1999.
The company's HMO membership in non-MCHCP products decreased over the same time period by 15,700 members, or 14.4 percent. Membership decreases in non-MCHCP products were driven primarily by the company's aforementioned pricing strategy during the second half of 1998 and the first half of 1999.

Premium revenue from Medicare supplement decreased by $0.8 million in the second quarter of 1999 as compared to the second quarter of 1998. Member months decreased by 7.4 percent partially offset by a
4.5 percent increase in net premium rates. For the first half of 1999, premium revenue decreased by $1.4 million as compared to the first half of 1998. Member months decreased by 7.1 percent partially offset by a 4.5 percent increase in net premium rates. Membership in the company's Medicare supplement products has decreased in part due to subscribers opting for Medicare-risk programs, similar to the company's BlueCHOICE Senior product, in which medical benefits are at least as comprehensive as Medicare benefits for persons eligible to receive Medicare (parts A and B) at no additional cost to the member.

Managed indemnity premium revenue decreased by $1.4 million in the second quarter of 1999 as compared to the second quarter of 1998 primarily due to a 65.4 percent decline in member months. For the first half of 1999, premium revenue decreased by $2.8 million due to a 65.1 percent decline in member months. Member month declines are consistent with the company's strategy to move toward more highly managed care products. With the exception of a short-term medical product, the company no longer sells managed indemnity coverage, but continues to renew coverage for those members who are enrolled in these managed indemnity programs.

Revenue from other specialty services increased $0.6 million or 6.0 percent in the second quarter of 1999 as compared to the second quarter of 1998 due to a 14.8 percent increase in net premium rates partially offset by a 7.6 percent decline in member months. For the first half of 1999, revenues increased $0.8 million as compared to the first half of 1998 due to a 14.1 percent increase in net premium rates partially offset by an 8.9 percent decline in member months. Membership in the company's specialty products has decreased as a result of the decreases in the company's underwritten medical products. The large rate increases relate to the company's drug products, including AllianceRx, and correspond to the high levels of prescription utilization and trends that the company, as well as the industry as a whole, have experienced in recent years.

Fees and other income from administrative services only/self-funded and network services increased by $2.8 million in the second quarter of 1999 as compared to the second quarter of 1998. For the first half of 1999, fees and other income increased $5.4 million as compared to the first half of 1998. These increases are primarily due to increased 1999 revenues from HealthLink, Inc. (HealthLink), the company's network rental and managed care service subsidiary, of $3.2 million and $6.8 million for the second quarter and first half of 1999, respectively, as compared to the same periods of 1998.
HealthLink's revenues increased due to an 18.3 percent increase in members from June 30, 1998 to June 30, 1999. HealthLink's increases to fees and other income were partially offset by decreases to revenue caused by the loss of approximately 21,300 members, from June 30, 1998 to June 30, 1999, in the company's other self-funded business (excluding the membership in the company's Epoch joint venture), a substantial portion of which enrolled in the HealthLink network.

Operating Expenses

The overall medical loss ratio decreased from 83.1 percent in the second quarter of 1998 to 82.6 percent in the second quarter of 1999. The overall medical loss ratio decreased from 83.1 percent in the first half of 1998 to 82.2 percent in the first half of 1999. The overall medical loss ratio has decreased, in part, due to the company's pricing strategy. For the second quarter and first half of 1999, the premium per member per month increased by 9.4 percent and 10.0 percent, respectively, and the net medical cost per member per month increased by 8.7 percent and 8.8 percent compared to the second quarter and first half of 1998, respectively.

The company continues its efforts to modify its pharmacy benefits management program and recontract with physicians and ancillary service providers. The drug cost trend was approximately ten to twenty percent in the second quarter and first half of 1999, driven by a combination of factors, including introduction of new drug therapies; physicians' use of newer, more expensive drugs; and physicians' decreased use of generic drugs in favor of specific drugs promoted by pharmaceutical companies. The company is continuing its effective strategy for controlling drug costs by utilizing a three-tier drug benefit design that allows members to make choices among generic, formulary, or other brand name drugs, albeit at different member copayment levels. Approximately 61 percent of the company's underwritten members with a drug benefit were enrolled in the three-tiered pharmacy benefit programs as of June 30, 1999. In the second quarter and first half of 1999, the company has recognized 22 percent and 25 percent savings, respectively, on the three-tier program as compared to the two-tier drug program. Physician education, utilization and prescribing pattern analysis will be increased through an on-site nurse reviewer and expanded physician profiling services through the company's new pharmacy benefit contract which runs through 2002. The company will also continue its hospital, physician and service recontracting strategy, using the more detailed data and analysis available through the company's information and operations strategy (IOS). There can be no assurance that the company's initiatives to control future increases in medical cost trends to improve the medical loss ratio will be effective.

Commission expense decreased by $0.9 million, or 10.5 percent, in the second quarter of 1999 as compared to the second quarter of 1998. For the first half of 1999, commission expense decreased by $0.7 million, or 4.4 percent, as compared to the first half of 1998. The commission expense ratio decreased from 4.3 percent for the second quarter of 1998 to 3.7 percent for the second quarter of 1999. The commission expense ratio decreased from 4.2 percent for the first half of 1998 to 3.8 percent for the first half of 1999.

General and administrative expenses (excluding depreciation and amortization) increased by $0.6 million, or 1.8 percent in the second quarter of 1999 as compared to the second quarter of 1998. For the first half of 1999, these expenses increased by $0.9 million, or 1.3 percent, as compared to the first half of 1998.
This increase is partially due to increases of $1.6 million and $3.6 million in HealthLink expenses in the second quarter and first half of 1999, respectively, as compared to the comparable periods of 1998. HealthLink's increased expenses are directly attributable to HealthLink's geographic and member expansion efforts. HealthLink's increases are partially offset by the company's general and administrative cost control efforts.

Depreciation and amortization expenses decreased by $0.4 million in the second quarter of 1999 as compared to the second quarter of 1998. For the first half of 1999, depreciation and amortization expenses of $8.4 million represented a decrease of $0.8 million as compared to the first half of 1998. Amortization expenses for completed components of the company's information and operations strategy (IOS) project decreased by $0.2 million and $0.4 million in the second quarter and first half of 1999, respectively, as compared to the same periods in 1998, due in part to the company's change in the estimated useful life of the capitalized software costs from five to seven years. See Note 8 of the Notes to Consolidated Financial Statements of Item I, which description is incorporated herein by reference.

Operating Income

Operating income increased by $5.2 million in the second quarter of 1999 in comparison to the second quarter of 1998. For the first half of 1999, operating income increased by $11.0 million as compared to the first half of 1998.

Net Investment Income

The second quarter 1999 net investment income of $2.8 million represents a $1.2 million decrease over the second quarter of 1998, inclusive of a $0.9 million decrease in net realized gains. For the first half of 1999, net investment income decreased by $2.1 million as compared to the first half of 1998 inclusive of a reduction in net realized gains of $1.1 million. The remaining decrease in investment income in the second quarter and first half of 1999 is due to a $25.0 million reduction in investments available for sale as of June 30, 1999 as compared to June 30, 1998, as well as lower investment yields due to lower market interest rates in 1999 as compared to 1998.

Provision for Income Taxes

The company's effective income tax provision rates were 41.2 percent and 43.6 percent for the second quarter of 1999 and 1998, respectively. For the first half of 1999 and 1998, the effective income tax provision rates were 38.5 percent and 48.2 percent, respectively. The company's effective income tax rates for 1999 and 1998 were affected by non-deductible goodwill amortization. In addition, during the first quarter of 1999, the company reversed its deferred tax asset valuation allowance of $0.1 million. In addition, for the second quarter and first half of 1999, the company's state income tax provision was favorably impacted due to a change in the filing status for the State of Missouri.

Net Income

The company's net income of $3.9 million, or $0.21 per share, for the second quarter of 1999 represents an increase of $2.7 million compared to second quarter 1998 net income of $1.2 million, or $0.06 per share. For the first half of 1999, the company's net income of $8.6 million, or $0.46 per share, represents a $6.4 million increase compared to net income of $2.2 million, or $0.12 per share, for the first half of 1998.


Liquidity and Capital Resources

The company's working capital as of June 30, 1999 was $65.4 million, an increase of $0.9 million from December 31, 1998. The increase is partially attributable to the $8.6 million of net income for the first half of 1999. Depreciation and amortization expenses related to noncurrent assets were $8.4 million. The company capitalized $3.2 million of costs for property and equipment purchases, $2.0 million of which relates to capitalized IOS development costs. The company's unrealized net appreciation of investments available for sale decreased by $3.9 million in the first half of 1999. In addition, the company repaid $5.0 million of the debt from the company's reducing revolving credit facility.

Net cash used in operations totaled $0.9 million for the six months ended June 30, 1999. The company's net income was $8.6 million which included (on a before-tax basis) $0.4 million of net realized losses from the sale of investments and $8.4 million of depreciation and amortization expenses. In addition, receivables from members, accounts payable and accrued expenses, medical claims payable, and net intercompany payables were affected by the timing of operating cash payments and receipts, intercompany tax settlements, as well as changes in membership and utilization and claims payment trends. Receivables from members increased by $6.3 million in part due to an increase of $2.7 million related to HealthLink receivables, rate increases related to the company's underwritten products, and other timing factors. Accounts payable and accrued expenses decreased by $2.2 million due in part to annual broker bonuses that are paid in the first quarter of each year as well as to payments made to company employees pursuant to its annual incentive programs. Medical claims payable decreased by $2.7 million due in part to a concerted effort by the company to decrease the lag time between when a claim is processed and when the claim is paid. Net intercompany payables decreased by $5.1 million due to the timing of operating cash receipts and payments and intercompany tax settlements, among other things.

On August 29, 1997, the company reported the commencement of the litigation with MCHCP and estimated losses (giving effect to all possible renewal terms of the MCHCP contract without requested rate increases) in the range of $30 million to $40 million. In the third quarter of 1997, the company took a pre-tax charge of $29.5 million, which was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. The company was advised by the Missouri Department of Insurance (DOI) in March 1998, that the entire amount of the reserve for the MCHCP contract recorded by the company for projected losses under the contract through the year 2000, must, for statutory accounting purposes, be recorded by the company's subsidiary, HMO Missouri, Inc. (BlueCHOICE), on its statutory filings with the DOI. With the prior regulatory approval of the DOI, BlueCHOICE issued surplus notes to the company in the amount of $29 million to ensure the statutory solvency of BlueCHOICE. On August 6, 1999, the MCHCP executed an amendment to the contract providing a rate increase that is anticipated to be approximately 21 percent for public entities, modified rate factors for state employees, and modification of the pharmacy benefit, effective January 1, 2000, for the 2000 contract year. While management of the company believes the current provision for losses is adequate, particularly in light of the rate increases provided on August 6, 1999 and the expected future departure of a large public entity group from the MCHCP, if the actual public entity membership in MCHCP grows at a rate in excess of the rate used in the actuarial estimates, or if the projected limited rate increases and medical cost trends should differ materially from those assumed in the actuarial estimates, then the amount of the reserve recorded to date could be insufficient to cover all future losses which may be associated with the MCHCP contract, and such losses could have a material adverse effect on the company and the market for its stock. In the first quarter of 1999, the company completed a reinsurance arrangement between its subsidiaries, Healthy Alliance Life Insurance Company (HALIC) and BlueCHOICE, whereby HALIC will reinsure MCHCP losses that exceed certain thresholds over the remaining term of the current MCHCP contract. The company anticipates that this arrangement will assist in mitigating the risk that additional surplus notes or other funding will need to be provided to the company's BlueCHOICE subsidiary.

The company's commitment and borrowings under its current revolving credit facility (the Credit Agreement) were $38.1 million as of June 30, 1999 and are scheduled to reduce by $2.5 million on a quarterly basis until August 10, 2000, at which time all remaining borrowings are to be repaid. The company is currently involved in negotiations to amend the terms of the Credit Agreement, which the company expects to complete before the end of 1999. The company expects that such amendment will include favorable pricing changes, an extension of the commitment termination date, and lower quarterly commitment reductions. However, no assurance can be given that an amendment will be completed or that any such amendment will include an extension of the commitment termination terms or any other favorable terms.

In the first six months of 1999, the company incurred capitalized expenditures of $2.0 million on its information and operations strategy (IOS) project. The company anticipates that it will expend approximately $8 million to $9 million for capitalized costs associated with the IOS project in 1999 and subsequent years to complete the project.

Recent Developments

Year 2000 issue

The company has a program to evaluate its major systems, processes and equipment to minimize the possibility of a material disruption to its business due to Year 2000 problems (e.g., the difficulties of certain computers, computer programs and other equipment to distinguish between the year 1900 and the year 2000). The program was initiated in 1996 and includes an inventory of software, hardware and related infrastructure components; assessments and decisions to retire, replace or remediate these elements as well as to establish how critical they are to continued operations; a strategy to conduct integrated testing of critical applications and technology infrastructure; and the development of contingency plans.

The inventory and assessment phases of the Year 2000 program are substantially complete and include information technology such as application software on various platforms (mainframe, midrange and personal computer); system software and data/voice communication networks; as well as facility equipment such as elevators, security and building control systems. Although the company is increasing its use of client server applications, the majority of its application and system software uses a mainframe platform with COBOL programming. The company believes that at June 30, 1999, approximately 95 percent of these COBOL programs were Year 2000 ready. The remainder of the COBOL programs are expected to be Year 2000 ready by September 30, 1999, rather than March 31, 1999, as previously reported, which reflects a decision by management to remediate an additional limited amount of code relating to runout in the conversion to client server-based managed care software for HMO products. Resources have been reserved for this work and therefore the company does not anticipate conflicting resource demands. The balance of the company's other material system modifications is expected to be completed by September 30, 1999, with substantially all of these modifications currently under way. The company's plan for completion of this project is partially dependent upon the work of third parties. The company has limited internal exposure to equipment with embedded technology and expects any significant affected equipment to be ready before January 1, 2000.

Integrated testing of purchased or internally developed applications, hardware, operating systems and other support software began in the fourth quarter of 1998. This integrated testing (including the leap year test) includes advancing the hardware dates forward to several key dates in the year 2000. Testing of this nature is expected to continue through September 1999. In order to decrease the company's risk, the company expects to restrict the amount of software and hardware changes implemented in the fourth quarter of 1999. For any changes required during that period, the company will continue to conduct Year 2000 integrated testing.

The total cost associated with the modifications required to become Year 2000 ready is estimated to be approximately $12 million to $13 million. The company is expensing all costs associated with these changes as they are incurred. From 1996 through June 30, 1999, the company has cumulatively expensed $10.7 million on this project, with $3.3 million expensed in the first six months of 1999. These costs are being funded internally through operating cash flows or investment sales and represent less than 10 percent of the company's information technology budget over the life of the Year 2000 program.

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

The company has completed initial contingency plans, in the event that full Year 2000 readiness for critical business functions is not achieved. However, there can be no assurance that the company or any third party upon which the company depends will be able to achieve Year 2000 readiness or will have sufficient contingency plans, which could have a material adverse effect on the company and the market for its stock.

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

Operating outlook

The following statement is based on short-term expectations. The statement is forward-looking and actual results may differ materially. Reference is made to the information set forth under the caption "Factors that May Affect Future Results of Operations, Financial Condition or Business" that follows.

The company anticipates that it will exceed its 1999 target of 60 percent earnings growth over 1998, even with the expected seasonality of a challenging third quarter.

The company's ability to deliver this performance target is dependent on, among other things, achieving targeted sales to new members and retention rates at higher prices, and realizing projected medical and overhead cost savings.

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

Contingencies

Reference is made to the information detailed in Note 2 entitled, "Contingencies" of Part I, Item 1, under the captions: OPM audit; Litigation of Blue Cross and Blue Shield of Missouri with the Missouri Attorney General and Department of Insurance and Related Actions, Settlement Efforts and Proposed Reorganization; and Agreement for settlement of certain litigation matters and reorganization of the company. All information under these captions and all subcaptions thereunder is incorporated by reference in its entirety in this section. In addition, the risk factors that follow describe various other contingencies that should be read in conjunction with such information.

Credit Agreement Restrictions

The company's revolving Credit Agreement with its existing lenders contains certain restrictions on the company and its subsidiaries, including requirements as to the maintenance of net worth and certain financial ratios, restrictions on payment of cash dividends or purchases of stock, restrictions on acquisitions, dispositions and mergers, restrictions on additional indebtedness and liens, limitations on indebtedness of the company's subsidiaries, maintenance of the licenses to use Blue Cross and Blue Shield names and marks and certain other matters. There can be no assurance that the company will be able to achieve and maintain compliance with the prescribed financial ratio tests or other requirements of the revolving Credit Agreement. The failure to obtain any waivers or amendments that might be needed in the future to remain in compliance with such requirements could, among other things, reduce the company's ability to respond to adverse industry conditions and could have a material adverse effect on the company's operations, financial condition or business. As described under the caption in
Note 2 entitled "Contingencies - Agreement for settlement of certain litigation matters and reorganization of the company - Status of Blue Cross and Blue Shield Trademark Licenses" of Part I, Item 1, the loss of the licenses would result in an event of default under the Credit Agreement. As discussed in "Liquidity and Capital Resources," the company is negotiating an amendment to the terms of the Credit Agreement, which the company expects to complete before the end of 1999. The company's commitment and borrowings under the current Credit Agreement were $38.1 million as of June 30, 1999 and are scheduled to reduce by $2.5 million on a quarterly basis until August 10, 2000, at which time all remaining borrowings are to be repaid. There can be no assurance that the company will be able to finalize a proposed amendment to the Credit Agreement and that any such amendment will include an extension of the commitment termination terms or any other favorable terms.

MCHCP issues

The Missouri Consolidated Health Care Plan (MCHCP), which is a Missouri public agency that purchases health care coverage for employees of the State of Missouri and of selected public entities that have been admitted into the MCHCP, is currently the largest customer group served by BlueCHOICE, a subsidiary of the company. The company is contractually bound to serve the MCHCP members through the year 2000 at rates originally contracted for in 1995, with annual rate increases which are far less than necessary to permit the company to recover its costs in serving those members, even though on August 6, 1999, the MCHCP executed an amendment to the contract providing a rate increase that is anticipated to be approximately 21 percent for public entities, modified rate factors for state employees, and modification of the pharmacy benefit, effective January 1, 2000, for the 2000 contract year.

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

Government Regulations and Health Care Reform

The company operates its managed health care business principally through wholly owned subsidiaries whose business is subject to extensive federal, state and local laws and regulations. There can be no assurance that the company will be able to obtain or maintain required governmental approvals or licenses or that any current or proposed federal and state legislation or other regulatory reform that increase the regulatory requirements imposed on the company and its subsidiaries will not have a material adverse effect on the company's business or results of operations in the future.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the company's annual report on Form 10-K for the year ended December 31, 1998.



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

      a) The Annual Meeting of Shareholders of the company was held on May 11, 1999.

      b) Three Class II directors of the company were elected for three year terms by the shareholders at the annual meeting. The three newly elected directors are:

Nominee                 Number of Votes

Ronald G. Evens, M.D.     152,316,727
John A. O'Rourke          152,308,840
Roger B. Porter, Ph.D.    152,316,727

The following directors' terms continued in effect after the meeting:

William H.T. Bush               Norman J. Tice
Earle H. Harbison, Jr.          Gloria W. White

      c) The following matter was also voted by the shareholders at the annual meeting:

Approval of a proposed Amendment to the Articles of Incorporation to set the number of Directors at seven and to thereafter permit the number of Directors of the company to be fixed in the manner provided in the Bylaws of the company.

                  For             Against       Abstentions
Votes cast:   152,251,226         77,896           8,205

      d) The following matter was also voted by the shareholders at the annual meeting:

Approval of a proposal to increase the total number of shares of the company's Class A Common Stock that may be issued under the 1994 Equity Incentive Plan.

                  For        Against       Abstentions     Not Voted
Votes cast:   151,546,579    283,380          6,600         500,768

ITEM 5.     Other Information

             None.

ITEM 6.     Exhibits and Reports on Form 8-K

     a)      Exhibits

Exhibit
Number       Exhibit

The following exhibits are submitted herewith:

10.1  Summary of Approved Changes to the Blue Cross Primary License Agreement.

10.2  Summary of Approved Changes to the Blue Shield Primary License Agreement.

10.3  Summary of Approved Changes to the Blue Cross Controlled
      Affiliate License Agreement.

10.4  Summary of Approved Changes to the Blue Shield Controlled
      Affiliate License Agreement.

10.5  Basic Program Document of the Nonqualified Deferred
      Compensation Program sponsored by INVESCO Retirement Plan
      Services.

10.6  Adoption Agreement for the company's Executive Nonqualified
      Deferred Compensation Program.

10.7  Adoption Agreement for the company's Directors Nonqualified
      Deferred Compensation Program.

10.8  Adoption Agreement for the Blue Cross and Blue Shield of
      Missouri Board of Trustees Nonqualified Deferred
      Compensation Program.

27    Financial Data Schedule (Electronic Filing Only).

      b)     Reports on Form 8-K:

None filed during the three months ended June 30, 1999.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               RIGHTCHOICE MANAGED CARE, INC.
                               Registrant


Date:  August 13, 1999         By:  [s] SANDRA VAN TREASE
                                    Sandra Van Trease
                                    Chief Financial Officer,
                                    Senior Executive Vice President and
                                    Chief Operating Officer

Date:  August 13, 1999         By:  [s] ANGELA  F. BRALY
                                    Angela F. Braly
                                    Executive Vice President,
                                    General Counsel and
                                    Corporate Secretary