Form 10-Q
period 1999-09-30
RIGHTCHOICE MANAGED CARE INC
filed 1999-11-15
CIK 921766

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

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

             Title of each class           Outstanding at October 29, 1999

   Class A Common Stock, $0.01 par value     3,710,653 shares
   Class B Common Stock, $0.01 par value    14,962,500 shares

                   RIGHTCHOICE MANAGED CARE, INC.
                    Third Quarter 1999 Form 10-Q
                          Table of Contents



PART  I.      FINANCIAL INFORMATION                                    PAGE

     ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of September 30, 1999
              and December 31, 1998                                     3

           Consolidated Statements of Income for the Three and Nine Months
              Ended September 30, 1999 and 1998                         4

           Consolidated Statements of Changes in Shareholders'
              Equity for the Three and Nine Months Ended
              September 30, 1999 and 1998                               5

           Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1999 and 1998                         6

           Notes to Consolidated Financial Statements                   7

     ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   23

     ITEM 3.  Quantitative and Qualitative Disclosures About
                 Market Risks                                          34

PART II.      OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                        35

     ITEM 2.  Changes in Securities                                    35

     ITEM 3.  Defaults Upon Senior Securities                          35

     ITEM 4.  Submission of Matters to a Vote of Security Holders      35

     ITEM 5.  Other Information                                        35

     ITEM 6.  Exhibits and Reports on Form 8-K                         35

SIGNATURES                                                             37







PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

                   RIGHTCHOICE MANAGED CARE, INC.
                     CONSOLIDATED BALANCE SHEETS
          (in thousands, except shares and per share data)

               ASSETS               September 30, 1999     December 31, 1998
                                        (unaudited)
Current assets:
  Cash and cash equivalents             $34,193              $39,409
  Investments available for sale        198,036              208,281
  Receivables from members               83,841               68,024
  Receivables from related parties       25,756               18,294
  Deferred income taxes                   7,939                4,798
  Other assets                           17,003               19,818
     Total current assets               366,768              358,624
Property and equipment, net              56,485               58,234
Deferred income taxes                    12,123               11,583
Investments in affiliates                 5,731                5,729
Goodwill and intangible assets, net      72,302               74,508
    Total assets                       $513,409             $508,678


   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Medical claims payable               $116,445             $109,986
  Unearned premiums                      60,097               56,407
  Accounts payable and accrued expenses  62,207               64,754
  Current portion of long-term debt       8,000               10,000
  Payables to related parties            24,070               26,194
  Reserve for loss contract               7,707                9,052
  Obligations for employee benefits       3,166                2,954
  Income taxes payable                   13,076               10,485
  Obligations under capital leases        3,857                4,254
     Total current liabilities          298,625              294,086
Reserve for loss contract                 1,815                7,259
Long-term debt                           28,063               33,063
Obligations for employee benefits        26,084               24,338
Obligations under capital leases          5,048                4,058
     Total liabilities                  359,635              362,804

Shareholders' Equity:
  Preferred Stock, $.01 par,
    25,000,000 shares authorized,
    no shares issued and outstanding
  Common Stock:
    Class A, $.01 par, 125,000,000
    shares authorized, 3,737,500
    shares issued, 3,710,653 and
    3,710,426 shares outstanding,
    respectively                             37                   37
    Class B, convertible, $.01 par,
    100,000,000 shares authorized,
    14,962,500 shares issued and
    outstanding                             150                  150
  Additional paid-in capital            132,634              132,635
  Retained earnings                      24,902               12,313
  Treasury stock, 26,847 and 27,074
    Class A shares, respectively, at cost (380)                (383)
  Accumulated other comprehensive
    income                              (3,569)                1,122
     Total shareholders' equity         153,774              145,874
     Total liabilities and
     shareholders' equity              $513,409             $508,678

    See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (in thousands, except shares and per share data)

                                            Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
                                             1999       1998         1999       1998
 Revenues:
   Premium                                $183,498    $172,212    $540,990    $519,571
   Fees and other income                    21,005      17,592      62,737      53,903
              Total revenues               204,503     189,804     603,727     573,474

 Operating expenses:
   Health care services                    149,777     146,209     443,762     435,037
   Commissions                               8,525       7,637      23,892      23,707
   General and administrative
   (excludes depreciation and
   amortization and excludes
   intercompany charges of
   $2,644, $2,887, $8,898 and
   $8,922, respectively,
   allocated to Blue Cross and
   Blue Shield of Missouri)                 36,587      33,647     108,927     105,071
   Depreciation and amortization             4,405       4,891      12,788      14,103
              Total operating expenses     199,294     192,384     589,369     577,918

 Operating income (loss)                     5,209     (2,580)      14,358     (4,444)

 Investment income:
   Interest and dividends                    3,139       3,174       9,850      10,831
   Realized (losses) gains, net               (63)       1,888       (512)       2,587
              Total investment income, net   3,076       5,062       9,338      13,418

 Other:
   Interest expense                        (1,414)     (1,100)     (3,423)     (3,376)
   Other income (expense), net                 198       (104)         754       (130)
           Total other, net                (1,216)     (1,204)     (2,669)     (3,506)

 Income before provision for income taxes    7,069       1,278      21,027       5,468
 Provision for income taxes                  3,064         763       8,438       2,783
 Net income                                 $4,005        $515     $12,589      $2,685


 Weighted average
 common shares outstanding              18,673,000  18,672,000  18,673,000  18,672,000

 Basic and diluted earnings per share        $0.21       $0.03       $0.67       $0.14

          See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
                 CONSOLIDATED STATEMENTS OF CHANGES
                 IN SHAREHOLDERS' EQUITY (UNAUDITED)
                    (in thousands, except shares)
                                                                                            Accumulated
                                                       Additional                              Other
                                       Common Stock      Paid In    Retained   Treasury    Comprehensive
                                     Class A  Class B    Capital    Earnings     Stock        Income          Total
Balance at December 31, 1997           $37      $150    $132,640      $6,653     $(404)       $1,789        $140,865
Comprehensive income:
 Net income                                                            2,170                                   2,170

 Change in unrealized appreciation
 on available-for-sale securities, net                                                            71              71
 of income tax expense of $41

Comprehensive income                                                                                           2,241

Balance at June 30, 1998                37       150     132,640       8,823      (404)        1,860         143,106

Comprehensive income:
 Net income                                                              515                                     515

 Change in unrealized appreciation
 on available-for-sale securities, net
 of income tax expense of $686                                                                 1,207           1,207

Comprehensive income                                                                                           1,722

1,426 shares issued under the
company's stock option plan                                  (5)                    21                            16

Balance at September 30, 1998          37        150    132,635        9,338      (383)       3,067          144,844

Comprehensive income:
 Net income                                                            2,975                                   2,975

 Change in unrealized appreciation
 on available-for-sale securities, net
 of income tax credit of $874                                                                (1,575)          (1,575)

 Minimum pension liability
 adjustment, net of income tax credit
 of $199                                                                                       (370)            (370)

Comprehensive income                                                                                            1,030

Balance at December 31, 1998           37        150    132,635       12,313      (383)       1,122           145,874

Comprehensive income:
 Net income                                                            8,584                                    8,584

 Change in unrealized appreciation
 on available-for-sale securities, net
 of income tax credit of $2,188                                                              (3,872)          (3,872)

Comprehensive income                                                                                            4,712

Balance at June 30, 1999               37        150    132,635       20,897      (383)      (2,750)          150,586

Comprehensive income:
 Net income                                                            4,005                                    4,005

 Change in unrealized appreciation
 on available-for-sale securities, net
 of income tax credit of $463                                                                  (819)            (819)

Comprehensive income                                                                                            3,186

227 shares issued under the
company's stock option plan                                 (1)                       3                             2

Balance at September 30, 1999         $37       $150   $132,634      $24,902     $(380)     $(3,569)         $153,774

    See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (in thousands)

                                                    For the nine months ended
                                                         September 30,
                                                     1999             1998
Cash flows from operating activities:
   Net income                                      $12,589            $2,685
   Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities:
     (Credit) provision for deferred income taxes  (1,030)               859
     Depreciation and amortization                  12,788            14,103
     Undistributed earnings of affiliates              (2)              (28)
     Loss (gain) on sale of investments                512           (2,587)
     Amortization of premiums and
      accretion of discounts, net                      369               135
     Gain on sale of property and equipment          (231)
   (Increase) decrease in certain assets:
     Receivables from members                     (15,817)           (4,517)
     Receivables from related parties              (7,462)           (5,073)
     Other assets                                    2,844           (4,580)
   Increase (decrease) in certain liabilities:
     Medical claims payable                          6,459             6,278
     Unearned premiums                               3,690           (5,255)
     Accounts payable and accrued expenses         (2,547)             (921)
     Payables to related parties                   (2,124)             1,120
     Reserve for loss contract                     (6,789)           (6,789)
     Obligations for employee benefits               1,958             2,098
     Income taxes payable                            2,591             1,012
Net cash provided by (used in)
 operating activities                                7,798           (1,460)
Cash flows from investing activities:
   Proceeds from matured investments:
     Fixed maturities                                7,114            19,860
   Proceeds from investments sold:
     Fixed maturities                              144,847           222,048
     Equity securities                                 521
     Other                                             101             4,482
   Investments purchased:
     Fixed maturities                            (142,795)         (232,557)
     Equity securities                             (7,534)             (548)
     Other                                           (232)             (399)
   Proceeds from property and equipment sold            11             1,944
   Property and equipment purchased                (4,772)          (10,606)
Net cash (used in) provided by
 investing activities                              (2,739)             4,224
Cash flows from financing activities:
   Sale of Class A Treasury stock                        2                16
   Payments of long-term debt                      (7,000)           (2,687)
   Payments of capital lease obligations           (3,277)           (4,175)
Net cash used in financing activities             (10,275)           (6,846)
Net decrease in cash and cash equivalents          (5,216)           (4,082)
Cash and cash equivalents at beginning of period    39,409            29,872
Cash and cash equivalents at end of period         $34,193           $25,790
Supplemental Disclosure of Cash Information:
   Interest paid                                    $3,414            $3,560
   Income taxes paid (refund received), net          6,877           (2,079)
Supplemental Schedule of Noncash
Investing and Financing Activities:
   Equipment acquired through capital leases        $6,093            $3,296
   Disposal of equipment under capital leases        2,223

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

In August 1994, Blue Cross and Blue Shield of Missouri (BCBSMo) created the company as a for-profit subsidiary. BCBSMo transferred certain of its assets to the company, and offered to the public 20 percent of the common stock of the company (such events are referred to collectively as the Reorganization and Public Offering).
Although the Missouri Department of Insurance (DOI) formally approved the Reorganization and Public Offering on April 14, 1994, the DOI subsequently claimed that the Reorganization and Public Offering violated state laws and that BCBSMo was obligated to transfer all of its assets, including all of the stock of the company that it owned, to the State of Missouri or a charity designated by the State of Missouri.
The DOI threatened to bring legal action, seek a receivership or terminate BCBSMo's insurance license unless BCBSMo agreed to surrender its assets.

BCBSMo's extensive efforts to resolve the dispute without litigation were unsuccessful. On May 13, 1996, BCBSMo filed a declaratory judgment action in the Circuit Court of Cole County Missouri (the Circuit Court) against the DOI and the Missouri Attorney General (the Missouri Attorney General was a necessary party due to his sole authority to enforce nonprofit corporation laws). This litigation is described more fully below under "Litigation relating to the Reorganization and Public Offering."

AGREEMENT FOR SETTLEMENT OF CERTAIN LITIGATION MATTERS AND
REORGANIZATION OF THE COMPANY

Status of Proposed Settlement Agreements

Following many developments in the litigation described below, on April 22, 1998, the company, BCBSMo, the Missouri Attorney General, and the DOI announced a conceptual framework to resolve all outstanding litigation and regulatory issues among the parties. The definitive settlement agreements were entered into on September 20, 1998, and subsequently modified on March 12, 1999 (as amended, the amended settlement agreements). The amended settlement agreements would, if consummated, resolve all outstanding litigation and regulatory issues between the company, BCBSMo and their affiliates and the State of Missouri described below and create a charitable independent health care foundation.

The amended settlement agreements include a number of significant conditions and contingencies, including approval by the Circuit Court. On October 29, 1999, Circuit Court Judge Thomas J. Brown, III entered an order disapproving the settlement agreement.
Although the order provides that it is "interlocutory" and not final for purposes of an appeal, on November 8, 1999, BCBSMo, together with the Missouri Attorney General and the DOI, filed a notice of appeal, and on November 9, 1999 asked for the transfer of the appeal to the Missouri Supreme Court. In a separate filing, on November 9, 1999, BCBSMo and the Missouri Attorney General notified the Missouri Supreme Court of the Circuit Court's disapproval of the amended settlement agreement, and asked the Missouri Supreme Court to (1) deem the Circuit Court's order final for purposes of appeal, (2) conduct its own review of the settlement agreement, and (3) enter a stay prohibiting Judge Brown and the Special Master from further proceedings, including consideration of alternatives, pending the appeal. The litigation underlying the settlement remains on appeal to the Missouri Supreme Court and is described below. See "Litigation relating to the Reorganization and Public Offering." Pursuant to these filings, BCBSMo, the Missouri Attorney General, the DOI and consumer groups representing over one million Missourians expressed their continuing support for the amended settlement agreements.

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

The transactions contemplated by the amended settlement agreements are subject to a number of significant conditions and contingencies, including approval by the appropriate court, various regulators and the shareholders of the company, the receipt of rulings from the IRS or tax opinions regarding the tax-free nature of the transactions, and the satisfactory resolution of certain other litigation involving the company and BCBSMo (including the Sarkis Litigation described below, which was dismissed by the St. Louis Circuit Court on November 4, 1998, but is on appeal). See "Litigation relating to the Reorganization and Public Offering" below. The amended settlement agreements provide that the company and BCBSMo, together with the DOI and the Missouri Attorney General, shall move in an appropriate court proceeding for approval of the amended settlement agreements and the proposed reorganization described therein. See "Litigation relating to the Reorganization and Public Offering" below.

The summary of the amended settlement agreements is qualified in its entirety by reference to the settlement agreements and the amended settlement agreements and the related exhibits, which are included as exhibits to the company's Current Reports on Form 8-K filed with the SEC on September 23, 1998, and March 15, 1999, respectively.

Appointment of Special Master

On April 22, 1998, the company, BCBSMo, the Missouri Attorney General and the DOI announced the conceptual framework for the proposed settlement. Following that announcement, Judge Brown of the Circuit Court indicated that he had substantial reservations about the settlement as proposed in the conceptual framework and that any final settlement would be scrutinized very carefully.

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

On November 19, 1998, the Blue Cross and Blue Shield license agreements were reinstated with addenda that provided, among other things, that the licenses would terminate on the date of the next scheduled meeting of the BCBSA Board of Directors, then March 11, 1999, unless extended by the Board of Directors of the BCBSA. On March 11, 1999, and at subsequent meetings on June 17, and September 17, 1999, the BCBSA Board of Directors extended the licenses until the next scheduled meeting, the next of which is scheduled for November 19, 1999. See "Status of Blue Cross and Blue Shield trademark licenses" below.

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

Following the completion of the hearings and other investigation, on February 10, 1999, the special master issued his 47-page report (the first report of the special master) which recommended that the settlement agreement "not be approved in its present form" and that the Circuit Court "withhold a ruling on the settlement agreement to give the parties and the amici curiae an opportunity to meet and confer, and engage in a good faith effort to address" concerns that were noted in the report of the special master. While the special master stated that "there are many things to commend the Settlement Agreement for the Court's approval," he indicated he had concerns with its terms that prevented him from recommending approval. Among the concerns he identified in his first report were:

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

Following the first report of the special master, the parties and the amici curiae discussed the concerns noted therein. On March 12, 1999, the company, BCBSMo, the Missouri Attorney General, and the DOI entered into an Amendment to Settlement Agreement (the amendment). The parties to the amended settlement agreements, together with certain consumer groups that had participated in the public hearings, filed with the Circuit Court a joint motion seeking approval of the amended settlement agreements.

On March 12, 1999, the parties also filed with the Circuit Court their respective objections and comments to the first report of the special master. In its objections, BCBSMo asserted that the special master made certain erroneous factual and unjustified legal conclusions in the report and requested the Circuit Court to approve the amended settlement agreements.

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

Circuit Court's Order Disapproving Settlement and Appeal

As described below, the litigation underlying the amended settlement agreements remained on appeal to the Missouri Supreme Court. Oral arguments were heard in the case on September 8, 1999. On September 9, 1999, the Missouri Supreme Court ordered that the Circuit Court "finally dispose" of the amended settlement agreements on or before November 9, 1999. The special master conducted public hearings on September 3, and October 4, 1999, and on October 8, 1999, issued a second report (the second report of the special master). The second report recommended that the settlement agreement be disapproved because it failed to provide for the full value of the BCBSMo assets for the public. The report also suggested that the settlement should provide for the forced sale of the company or provide that the foundation should have the right to cause the sale of the company.

On October 28, 1999, the Circuit Court held a hearing on the settlement and on October 29, 1999 entered an order disapproving the amended settlement agreements. The Circuit Court's order provided that it was "interlocutory" and therefore not final for purposes of appeal and also provided that the special master continue to review alternatives to the settlement on an expedited basis.

Although the Circuit Court's order provided that it was not subject to appeal, on November 8, 1999, BCBSMo, the Missouri Attorney General and DOI filed an appeal from the order and a motion to transfer the appeal to the Missouri Supreme Court. On November 9, 1999, BCBSMo and the Missouri Attorney General also filed a notice with the Missouri Supreme Court advising the court that the Circuit Court had failed to comply with its September 8 order requiring the Circuit Court to "finally dispose" of the amended settlement agreement. The filing also requested that the Missouri Supreme Court (1) deem the Circuit Court's order final for purposes of appeal, (2) conduct a review of the amended settlement agreements, and (3) stay the proceedings of the Circuit Court and the special master, including considerations of alternatives to the settlement, pending the appeal.

The summary of the Circuit Court's Order set forth herein is qualified in its entirety by reference to the Order, which is included as an exhibit hereto.

The litigation described below under the captions "Litigation relating to the Reorganization and Public Offering," "Litigation relating to corporate status of BCBSMo" and "Litigation relating to the Market Conduct Study and Copayment Calculations" would be settled in the event that the transactions contemplated by the amended settlement agreements are consummated. There can be no assurance, however, that the transactions contemplated by the amended settlement agreements will receive the necessary court approval, that all conditions and contingencies included in the amended settlement agreements will be satisfied, or that the transactions set forth in the amended settlement agreements will be effected. Failure to do so or to otherwise resolve the litigation described below in a manner satisfactory to the company could have a material adverse effect on the company and the market for its stock.

Litigation relating to the Reorganization and Public Offering

As described above, in August 1994, BCBSMo effectuated the Reorganization and Public Offering. Although the DOI formally approved the Reorganization and Public Offering on April 14, 1994, the DOI subsequently claimed that the Reorganization and Public Offering violated Missouri state laws and that BCBSMo was obligated to transfer all of its assets, including all of the stock of the company that it owned, to the State of Missouri or a charity designated by the State of Missouri. The DOI threatened to bring legal action, seek a receivership, or terminate BCBSMo's insurance license unless BCBSMo surrendered its assets.

BCBSMo's extensive efforts to resolve the dispute without litigation were unsuccessful. On May 13, 1996, BCBSMo filed a declaratory judgment action in the Circuit Court against the DOI and the Missouri Attorney General (the Missouri Attorney General was a necessary party due to his sole authority to enforce nonprofit corporation laws). The action sought a declaratory judgment that BCBSMo followed all applicable laws and regulations in the Reorganization and Public Offering resulting in the creation of the company. It also sought a permanent injunction forbidding the DOI from refusing to renew BCBSMo's license or taking other administrative action against BCBSMo to pressure it into paying a "toll charge" or "charitable asset assessment" or any other fee as a result of the Reorganization and Public Offering.

On June 13, 1996, the DOI filed an answer and counterclaims. The answer set forth several affirmative defenses, including alleged fraud and negligent misrepresentation with respect to the application filed by BCBSMo seeking approval of the Reorganization and Public Offering. The counterclaims alleged violations of certain health services corporation and nonprofit corporation statutes. The DOI's counterclaims sought, among other things: (i) permanent injunctions against BCBSMo; (ii) imposition of a trust on BCBSMo's assets for public benefit purposes; (iii) return of profits from Medigap policies reinsured with a subsidiary; and (iv) an accounting of all assets transferred by BCBSMo.

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

On September 9, 1996, the Circuit Court granted BCBSMo's motion for summary judgment against the DOI, rejected all of the DOI's affirmative defenses (including allegations of fraud), issued a permanent injunction against the DOI and declared that: (i) under Missouri law the DOI had no authority to demand that BCBSMo make a payment as a result of the Reorganization and Public Offering; (ii) under Missouri law the DOI had no jurisdiction to take any action, the practical effect of which would be to amend, modify or reverse the DOI's April 14, 1994 final administrative approval of the Reorganization and Public Offering; (iii) under Missouri law, the DOI had no jurisdiction to take any administrative action, including, but not limited to, revoking, suspending or refusing to renew BCBSMo's Certificate of Authority based in any way on the Reorganization and Public Offering or BCBSMo's refusal to make payment as the DOI had demanded; and (iv) (A) BCBSMo was a mutual benefit type of nonprofit corporation rather than a public benefit type of nonprofit corporation; (B) the Reorganization and Public Offering were authorized under all laws applicable to nonprofit health services corporations; and (C) BCBSMo did not owe the State or any person or entity a "toll charge," "charitable asset settlement" or any other payment as a result of the Reorganization and Public Offering (the September 9 Order). On December 30, 1996, the Circuit Court issued orders (described more fully below) modifying the findings and declarations set forth in (iv) above, on the grounds that it was legally unnecessary to resolve such issues because the Circuit Court had already ruled against the DOI for other reasons.

The September 9 Order permanently enjoined the DOI from, among other things, (i) revoking, suspending or refusing to renew BCBSMo's insurance license based in any part upon the Reorganization and Public Offering; (ii) commencing a valuation of BCBSMo's assets and demanding a payment as a result of the Reorganization and Public Offering; (iii) commencing any administrative hearing or making any administrative determination based in any part upon the Reorganization and Public Offering; (iv) instituting any seizure, receivership, conservatorship or similar action or proceeding against BCBSMo based in any part upon the Reorganization and Public Offering; and (v) taking any other action, however denominated, against BCBSMo based in any part upon the Reorganization and Public Offering. Although the injunctive relief described above remains in place, the Circuit Court's December 30 Orders (described below) clarify that the injunction does not prohibit the DOI from asserting that the post-
Reorganization and Public Offering operations of BCBSMo may violate the health services corporation laws (even though such operations may have been affected by the Reorganization and Public Offering).

On August 28, 1996, the DOI filed an amended answer asserting a new counterclaim that the Reorganization and Public Offering were not reasonably designed to serve any of BCBSMo's purposes as a health services corporation and sought a declaration that BCBSMo had exceeded or abused the authority conferred upon it by law. Under this counterclaim, the DOI sought an order to rehabilitate BCBSMo or, in the alternative, injunctive relief.

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

On December 30, 1996, the Circuit Court issued five orders (the December 30 Orders): (i) denying BCBSMo's motion for summary judgment against the Missouri Attorney General; (ii) granting the Missouri Attorney General's motion for partial summary judgment against BCBSMo; (iii) denying BCBSMo's supplemental motion for summary judgment against the DOI on their amended counterclaim; (iv) granting the DOI's motion for summary judgment against BCBSMo on their amended counterclaim; and
(v) modifying, in part, the Circuit Court's previous September 9 Order. The December 30 Orders declared that (i) BCBSMo had continued to exceed or abuse its statutorily permissible purposes and the authority conferred on it by law; and (ii) BCBSMo is subject to judicial dissolution proceedings, but that prior to ordering dissolution, the Circuit Court is required to consider whether there are alternatives to dissolution and whether dissolution is in the public interest or is the best way of protecting the interests of its members.

The Circuit Court also (i) certified the December 30 Orders and the September 9 Order, as modified, for immediate appeal; (ii) held in abeyance further proceedings on the Missouri Attorney General's counterclaim pending appeal; and (iii) stayed the legal effect of the order granting the DOI summary judgment pending the filing of an appeal bond (which BCBSMo promptly filed).

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

Although the Missouri Supreme Court initially had stayed the briefing schedule for 120 days in the proceedings before it in order to permit the proceedings in the Circuit Court concerning review of the settlement agreements to go forward, that stay was lifted and oral arguments were heard by the Missouri Supreme Court on September 8, 1999. As described above under the heading "Circuit Court's Order Disapproving Settlement and Appeal," following the oral arguments, on September 9, 1999, the Supreme Court entered an order that the Circuit Court "finally dispose" of the settlement agreement. The Circuit Court entered an order disapproving the amended settlement agreements and instructing the special master to continue to consider alternatives to the settlement on an expedited basis. BCBSMo, the Missouri Attorney General, and the DOI filed an appeal of the Circuit Court's order and a motion to transfer the appeal to the Missouri Supreme Court. BCBSMo and the Missouri Attorney
General also filed a notice with the Missouri Supreme Court, described above under the heading "Circuit Court's Order Disapproving the Settlement and Appeal."

The summary of the Circuit Court's Orders set forth herein is qualified in its entirety by reference to the Orders which are included as an exhibit hereto and to the company's Current Report on Form 8-K filed with the SEC on November 2, 1998, and November 6,
1998, and the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

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

On November 4, 1998, the St. Louis Circuit Court issued its judgment and order granting the motion of the defendants to dismiss the action for lack of standing and entering judgment in favor of the defendants. The Sarkis plaintiffs appealed the St. Louis Circuit Court's order. Appellate briefing is complete and the case was submitted to the Appellate Court in October, 1999.

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

On June 10, 1998, Anthony Sarkis and James Hacking (plaintiffs in the Sarkis Litigation described above under "Subscriber class action litigation") moved to intervene in this action as plaintiffs.
Sarkis and Hacking are or have been subscribers of BCBSMo. They sought to intervene, contending that the present parties to the action would not adequately represent their interests in the resolution of the question whether BCBSMo is a public benefit or a mutual benefit corporation. Thereafter, BCBSMo moved to file an amended petition adding Sarkis, Hacking and the DOI as parties to the action. For its relief, BCBSMo sought a declaration of its status as a public benefit or mutual benefit corporation. The Circuit Court granted BCBSMo's motion to file the amended petition on August 17, 1998.

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

Litigation relating to the Market Conduct Study and Copayment
Calculations

In April 1996, the DOI issued a market conduct report to the company. The report cited the company and BCBSMo for not complying with certain insurance statutes and regulations, including those that relate to the Small Employer Health Insurance Availability Act, coordination of benefits and copayment calculations. The company responded to the report in May 1996. The company and the DOI have had discussions relating to the issues contained in the report from May 1996 to February 1998. On February 11, 1998, the DOI filed a Notice of Institution of Case requesting the DOI to issue a cease and desist order, an order requiring the payment of a monetary penalty, an order to cease marketing and/or an order suspending or revoking the certificate of authority of the company and BCBSMo.
The company has alleged in the action described above under "Litigation relating to the Reorganization and Public Offering" that the market conduct study was not conducted for legitimate purposes of regulatory oversight but rather as a pretext to either revoke or refuse to renew BCBSMo's license to operate as a health services corporation and thus to improperly pressure and coerce BCBSMo in connection with the litigation described above under "Litigation relating to the Reorganization and Public Offering." The DOI has stated that the company should refund excess premium payments to the small groups, pay additional refunds to members for copayment calculations made prior to January 1996, and take certain actions relating to coordination of benefits. The issue relating to the manner in which the company calculated copayment amounts prior to January 1996 was the subject of a class action suit, titled Kelly v. Blue Cross and Blue Shield of Missouri, and subsequent settlement. BCBSMo settled the case in 1995 and paid the majority of the total settlement amount of $5 million. The company believes it has resolved this issue through the court-approved class action settlement and intends to vigorously defend this action if required. The DOI has issued a stay of the market conduct proceeding pending approval of the amended settlement agreements described above.

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

Status of Blue Cross and Blue Shield trademark licenses

On March 11,  June 17, and September 17, 1999, the Board of
Directors of the BCBSA unanimously voted to extend the company's licenses to use the Blue Cross and Blue Shield service marks until the next scheduled meeting of the BCBSA Board of Directors. The next such meeting is scheduled for November 19, 1999.

These extensions on a "board to board" basis followed the reinstatement by the BCBSA Board of Directors, effective as of October 29, 1998, of the licenses to use the Blue Cross and Blue Shield service marks, granted to the company, BCBSMo, and two wholly owned subsidiaries of the company, HALIC and BlueCHOICE (the licensed affiliates). The approval clarified the rights of the company and its licensed affiliates to continue uninterrupted the use of the service marks following actions taken by the BCBSA which resulted from the October 29 Order.

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

Each of the reinstated license agreements approved by the BCBSA on November 19, 1998 included an addendum that provided, among other things, that the licenses granted under such license agreements would be reviewed by the BCBSA at the next regularly scheduled meeting of the BCBSA Board of Directors (originally, March 11, 1999, and pursuant to extensions, November 19, 1999). If on or before such date, the BCBSA did not extend the termination dates for the license agreements until the next regularly scheduled meeting of the BCBSA Board of Directors after such date, or otherwise modify the addenda, the license agreements would have terminated. This "board-to-board" extension of the license agreements has been adopted in conjunction with the issuance of reinstated licenses granted to other BCBSA licensees following a license termination. There can be no assurances that the BCBSA will take the necessary and appropriate action to extend the license agreements beyond November 19, 1999, or any time thereafter

The licenses of the company and its licensed affiliates, and the addenda thereto effective as of October 29, 1998, are attached as Exhibits 10.6.5 - 10.13.4 to the company's Current Report on Form 8-K filed with the SEC on November 24, 1998.

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

In March 1998, BCBSMo and BCBSA agreed that the primary licenses were reinstated as if a suit seeking dissolution had been served on BCBSMo but the 130-day period for automatic termination described above was tolled. The tolling was to continue for as long as the stay entered in the Litigation remained in full force and effect. Under the Addendum that became part of the reinstated license agreements at the November 19, 1998 BCBSA Board meeting, the automatic termination provision relating to the stay would no longer be controlling; rather, the licenses are on a "board-to-board" basis, which means that on or before the next regularly scheduled meeting of the BCBSA Board (scheduled to be held on November 19, 1999) the Board must take action to extend the licenses or else the licenses will automatically terminate on November 19, 1999.
Although the licenses were previously extended at prior meetings, there can be no assurances that the BCBSA Board will take the action necessary to extend the licenses on or before the November 19, 1999 meeting as part of the "board-to-board" review.

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

In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP requires that certain costs of start-up activities, including organization costs, should be expensed as incurred. The company adopted SOP 98-5 in the first quarter of 1999 and this adoption did not have a material impact on the company's financial position or results of operations.

4.Changes in Long-Term Debt

During the third quarter of 1999, the company completed negotiations to favorably amend the terms of its revolving credit facility (the Credit Agreement), the material terms of which are as follows: (1) the borrowings under the Credit Agreement will bear interest at the reduced rate of 2.5 percent above the one month floating London Interbank Offered Rate (LIBOR), (2) certain financial covenant calculations were favorably modified and the financial covenant requirements were favorably adjusted, (3) the maximum commitment of the Credit Agreement of $36 million as of October 1, 1999 will be reduced by $2.0 million quarterly through January 1, 2002, the new termination date, and (4) an additional $7 million of surplus notes will be permitted to be incurred between the company and its subsidiaries to provide for capital planning flexibility.

5.  Provision for Income Taxes

The company's effective income tax rates of 43.3 percent and 59.7 percent for the third quarter of 1999 and 1998, respectively, and
40.1 percent and 50.9 percent for the first three quarters of 1999 and 1998, respectively, presented in the Consolidated Statements of Income were affected by non-deductible goodwill amortization, among other things. Based upon all the available evidence, management believes that it is more likely than not that the company will realize all of its deferred tax assets, and accordingly, no valuation allowance has been provided against such assets as of September 30, 1999. In addition, for the third quarter and first three quarters of 1999, the company's state income tax provision was favorably impacted due to a change in the filing status for the State of Missouri.

6.  Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the number of weighted average shares outstanding plus additional shares representing stock distributable under stock-based compensation plans using the treasury stock method. There were 35,001 and 46,138 dilutive potential common shares for the third quarter of 1999 and 1998, respectively and 49,284 and 25,155 dilutive potential common shares for the first three quarters of 1999 and 1998, respectively, that were added to the weighted average number of shares outstanding in order to compute diluted earnings per share.

7.  Comprehensive Income

The components of other comprehensive income for the three and nine month periods ended September 30, 1999 and 1998 are as follows:

                                                Three                 Nine
                                             months ended         months ended
                                             September 30,        September 30,
                                            1999      1998       1999      1998
                                            (in thousands)       (in thousands)

Unrealized holding (losses) gains arising
       during period, net of taxes        $(860)    $2,417    $(5,025)    $2,942
Less:  reclassification  adjustment  for
       losses (gains) included in
       net income, net of taxes               41   (1,210)         334   (1,664)
Net unrealized (losses) gains on
       securities                         $(819)    $1,207    $(4,691)    $1,278

8.  Segment information

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

Three months ended September 30, 1999
                               Underwritten    Self-funded    Consolidated
Revenues                          $183,496       $21,007        $204,503
Operating (loss) income              (695)         5,904           5,209
Depreciation and
 amortization expense                3,016         1,389           4,405
Identifiable assets                 56,063        27,778          83,841

Nine months ended September 30, 1999
                               Underwritten    Self-funded    Consolidated
Revenues                          $541,436       $62,291        $603,727
Operating (loss) income            (4,054)        18,412          14,358
Depreciation and
 amortization expense                8,742         4,046          12,788

Three months ended September 30, 1998
                               Underwritten    Self-funded    Consolidated
Revenues                          $172,107       $17,697        $189,804
Operating (loss) income            (7,638)         5,058         (2,580)
Depreciation and
 amortization expense                3,467         1,424           4,891
Identifiable assets                 41,474        23,062          64,536

Nine months ended September 30, 1998
                               Underwritten    Self-funded    Consolidated
Revenues                          $519,215       $54,259        $573,474
Operating (loss) income           (18,844)        14,400         (4,444)
Depreciation and
 amortization expense               10,050         4,053          14,103

9.  Change in estimate

Based upon management's periodic review of the useful lives of its various assets, the company's estimate of the useful life of various modules of its capitalized software changed from 5 years to 7 years, effective with the beginning of 1999. Management believes that this change will more appropriately match the amortization expense of the software with the periods in which the software is utilized. This change in estimate on an after-tax basis resulted in an increase to the company's net income for the third quarter and first three quarters of 1999 of approximately $0.6 million, or $0.03 per share, and $1.8 million or $0.10 per share, respectively.



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


The following table sets forth premium revenue by product group for the three and nine month periods ended September 30, 1999 and 1998 (unaudited):


                               Three Months Ended              Nine Months Ended
                                September 30,                   September 30,
Product Group                  1999         1998              1999         1998
                                (in thousands)                 (in thousands)
PPO:
  Alliance PPO              $53,453      $48,583          $154,500      $143,716
  AllianceChoice POS         42,310       38,356           123,380       112,099
HMO (includes other POS)     51,814       49,604           156,207       153,750
Medicare supplement          22,915       23,568            69,778        71,816
Managed indemnity               955        1,669             2,806         6,335
Other specialty services     12,051       10,432            34,319        31,855
Total premium revenue       183,498      172,212           540,990       519,571
ASO/Self-funded and
  other income               21,005       17,592            62,737        53,903
Total revenues             $204,503     $189,804          $603,727      $573,474


The following table sets forth selected operating ratios. The medical loss ratio is shown as a percentage of health care services expense over premium revenue. All other ratios are shown as a percentage of premium revenue and fees and other income combined:


                               Three Months Ended              Nine Months Ended
                                September 30,                   September 30,
                               1999         1998              1999         1998
Operating revenues:
  Premium revenue              89.7%        90.7%             89.6%        90.6%
  Fees and other income        10.3%         9.3%             10.4%         9.4%
                              100.0%       100.0%            100.0%       100.0%
Operating expenses:
  Medical loss ratio           81.6%        84.9%             82.0%        83.7%
  Commission expense            4.2%         4.0%              4.0%         4.1%
  General and administrative expense
      (includes depreciation
      and amortization)        20.0%        20.3%             20.2%        20.8%
  Adjusted general and administrative expense
      (excludes depreciation
      and amortization)        17.9%        17.7%             18.0%        18.3%


Membership

The following table sets forth membership data and the percent change in membership:

                                           September 30,
Product Group                          1999             1998            %
Underwritten:
    PPO:
     Alliance PPO                    145,826          141,297          3.2%
     AllianceChoice POS              126,997          128,712        (1.3)
    HMO:
     Commercial (includes other POS) 125,501          133,288        (5.8)
     BlueCHOICE Senior                 5,025            5,448        (7.8)
    Medicare supplement               54,187           58,752        (7.8)
    Managed indemnity                  1,965            3,499       (43.8)
                                     459,501          470,996        (2.4)
Self-funded:
    PPO                               45,718           45,445          0.6
    HMO                                7,173           12,235       (41.4)
    ASO (includes HealthLink):
     Workers' Compensation           497,055          432,786         14.9
     Other ASO*                    1,225,234        1,130,068          8.4

Total Membership                   2,234,681        2,091,530          6.8%

* does not include 384,885 and 453,797 as of September 30, 1999 and 1998, respectively, relating to additional third-party administrator members that are part of The EPOCH Group, L.C. (Epoch), a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995.

Comparison of 1999 Results to 1998 Results

Revenues

Premium revenue increased $11.3 million, or 6.6 percent, in the third quarter of 1999 in comparison to the third quarter of 1998. For the first three quarters of 1999, premium revenue increased $21.4 million, or 4.1 percent, in comparison to the first three quarters of 1998. As described below, components of premium revenue were affected by shifts in product mix, rate increases, and other factors, and as a result, such changes may not be indicative of future periods. The company will continue to strive to establish its commercial premium rates based on anticipated health care costs. Depending on the level of future competition, customer acceptance of the company's premium increases, future health care cost trends or other factors, there can be no assurance that the company will be able to price its products consistent with health care cost trends.

PPO revenues increased $8.8 million in the third quarter of 1999 as compared to the third quarter of 1998 -- $9.5 million due to a 10.7 percent increase in net premium rates, partially offset by a $0.7 million decrease resulting from a slight decrease in member months. For the first three quarters of 1999, PPO revenues increased $22.1 million as compared to the first three quarters of 1998 -- $30.7 million due to an 11.7 percent increase in net premium rates partially offset by an $8.6 million decrease resulting from a 2.8 percent decrease in member months. Alliance PPO membership increased by 4,529 members from September 30, 1998 to September 30, 1999 while AllianceChoice POS membership decreased by 1,715 over the same time period. The company began offering PPO products in Illinois at the end of the first quarter of 1997. Included in the Alliance PPO member count are 12,100 PPO Illinois members as of September 30, 1999, an increase of 6,000 from September 30, 1998.

HMO premium revenue increased $2.2 million or 4.5 percent in the third quarter of 1999 as compared to the third quarter of 1998 -- $5.7 million increase due to an 11.0 percent increase in net premium rates, partially offset by a $3.5 million decrease resulting from a
5.9 percent decrease in member months. For the first three quarters of 1999, HMO revenues increased $2.5 million or 1.6 percent as compared to the first three quarters of 1998 -- $14.9 million due to a 10.2 percent increase in net premium rates partially offset by a $12.4 million decrease resulting from a 7.8 percent decrease in
member months.   Net rate increases are affected by the status of a
large group (the Missouri Consolidated Health Care Plan or MCHCP), comprised of 38,558 members as of September 30, 1999, with which the company historically had limited ability to increase premium rates. Membership in MCHCP increased by 5,794 from September 30, 1998 to September 30, 1999. The company's HMO membership in non-MCHCP products decreased over the same time period by 14,004 members, or
13.2 percent. Membership decreases in non-MCHCP products were driven primarily by the company's focused pricing strategy.

Premium revenue from Medicare supplement decreased by $0.7 million in the third quarter of 1999 as compared to the third quarter of 1998 -- $1.9 million decrease resulting from a 7.8 percent decrease in member months, partially offset by a $1.2 million increase due to
a 5.4 percent increase in net premium rates.    For the first three
quarters of 1999, premium revenue decreased by $2.0 million as compared to the first three quarters of 1998 -- $5.4 million decrease resulting from a 7.3 percent decrease in member months, partially offset by a $3.4 million increase due to a 4.8 percent
increase in net premium rates.    Membership in the company's
Medicare supplement products has decreased in part due to subscribers opting for Medicare-risk programs, similar to the company's BlueCHOICE Senior product, in which medical benefits are at least as comprehensive as Medicare benefits for persons eligible to receive Medicare (parts A and B) at no additional cost to the member.

Managed indemnity premium revenue decreased by $0.7 million in the third quarter of 1999 as compared to the third quarter of 1998 primarily due to a 52.4 percent decline in member months. For the first three quarters of 1999, premium revenue decreased by $3.5 million due to a 61.8 percent decline in member months. Member month declines are consistent with the company's strategy to move toward more highly managed care products. With the exception of a short-term medical product, the company no longer sells managed indemnity coverage, but continues to renew coverage for those members who are enrolled in these managed indemnity programs.

Revenue from other specialty services increased $1.6 million or 15.5 percent in the third quarter of 1999 as compared to the third quarter of 1998 due to a 13.3 percent increase in net premium rates and a 2.0 percent increase in member months. For the first three quarters of 1999, revenues increased $2.5 million as compared to the first three quarters of 1998 due to a 17.1 percent increase in net premium rates partially offset by an 8.0 percent decline in member months. Specialty product member months for the first three quarters of 1999 decreased as a result of decreases in the company's underwritten medical products. The large rate increases relate to the company's drug products, including AllianceRx, and correspond to the high levels of prescription utilization and trends that the company, as well as the industry as a whole, have experienced in recent years.

Fees and other income from administrative services only/self-funded and network services increased by $3.4 million in the third quarter of 1999 as compared to the third quarter of 1998. For the first three quarters of 1999, fees and other income increased $8.8 million as compared to the first three quarters of 1998. These increases are primarily due to increased 1999 revenues from HealthLink, Inc. (HealthLink), the company's network rental and managed care service subsidiary, of $3.4 million and $10.3 million for the third quarter and first three quarters of 1999, respectively, as compared to the same periods of 1998. HealthLink's revenues increased due to a 12.4 percent increase in members from September 30, 1998 to September 30, 1999. HealthLink's increases to fees and other income were partially offset by decreases to revenue caused by the loss of approximately 25,300 members, from September 30, 1998 to September 30, 1999, in the company's other self-funded business (excluding the membership in the company's Epoch joint venture), a portion of which enrolled in the HealthLink network.

Operating Expenses

The overall medical loss ratio decreased from 84.9 percent in the third quarter of 1998 to 81.6 percent in the third quarter of 1999. The overall medical loss ratio decreased from 83.7 percent in the first three quarters of 1998 to 82.0 percent in the first three quarters of 1999. The overall medical loss ratio has decreased, in part, due to the company's pricing strategy. For the third quarter and first three quarters of 1999, the premium revenue per member per month increased by 10.3 percent and 10.1 percent, respectively, and the net medical cost per member per month increased by 6.1 percent and 7.9 percent, respectively, compared to the third quarter and first three quarters of 1998.

The company continues its efforts to modify its pharmacy benefits management program and recontract with physicians and ancillary service providers. The drug cost trend was approximately ten to twenty percent in the third quarter and first three quarters of 1999, driven by a combination of factors, including introduction of new drug therapies; physicians' use of newer, more expensive drugs; and physicians' decreased use of generic drugs in favor of specific drugs promoted by pharmaceutical companies. The company is continuing its effective strategy for controlling drug costs by utilizing a three-tier drug benefit design that allows members to make choices among generic, formulary, or other brand name drugs, albeit at different member copayment levels. Approximately 71 percent of the company's underwritten members with a drug benefit were enrolled in the three-tiered pharmacy benefit programs as of September 30, 1999. In the third quarter and first three quarters of 1999, the company has recognized 30 percent and 39 percent savings, respectively, on the three-tier program as compared to the two-tier drug program. Physician education, utilization and prescribing pattern analysis will be increased through an on-site nurse reviewer and expanded physician profiling services through the company's new pharmacy benefit contract which runs through 2002.
The company will also continue its hospital, physician and service recontracting strategy, using the more detailed data and analysis available through the company's information and operations strategy
(IOS). There can be no assurance that the company's initiatives to control future increases in medical cost trends to improve the medical loss ratio will be effective.

Commission expense increased by $0.9 million, or 11.6 percent, in the third quarter of 1999 as compared to the third quarter of 1998. For the first three quarters of 1999, commission expense increased by $0.2 million, or 0.8 percent, as compared to the first three quarters of 1998. The commission expense ratio increased from 4.0 percent for the third quarter of 1998 to 4.2 percent for the third quarter of 1999. The commission expense ratio decreased from 4.1 percent for the first three quarters of 1998 to 4.0 percent for the first three quarters of 1999.

General and administrative expenses (excluding depreciation and amortization) increased by $2.9 million, or 8.7 percent in the third quarter of 1999 as compared to the third quarter of 1998. For the first three quarters of 1999, these expenses increased by $3.9 million, or 3.7 percent, as compared to the first three quarters of 1998. This increase is partially due to increases of $1.7 million and $5.4 million in HealthLink expenses in the third quarter and first three quarters of 1999, respectively, as compared to the comparable periods of 1998. HealthLink's increased expenses are directly attributable to HealthLink's geographic and member expansion efforts. HealthLink's increase in the first three quarters is partially offset by the company's general and administrative cost control efforts.

Depreciation and amortization expenses decreased by $0.5 million in the third quarter of 1999 as compared to the third quarter of 1998. For the first three quarters of 1999, depreciation and amortization expenses of $12.8 million represented a decrease of $1.3 million as compared to the first three quarters of 1998. Amortization expenses for completed components of the company's information and operations strategy (IOS) project decreased by $0.3 million and $0.6 million in the third quarter and first three quarters of 1999, respectively, as compared to the same periods in 1998, due in part to the company's change in the estimated useful life of the capitalized software costs from five to seven years. See Note 9 of the Notes to Consolidated Financial Statements of Item I, which description is incorporated herein by reference.

Operating Income

Operating income increased by $7.8 million in the third quarter of 1999 in comparison to the third quarter of 1998. For the first three quarters of 1999, operating income increased by $18.8 million as compared to the first three quarters of 1998.

Net Investment Income

The third quarter 1999 net investment income of $3.1 million represents a $2.0 million decrease over the third quarter of 1998, inclusive of a $2.0 million decrease in net realized gains. For the first three quarters of 1999, net investment income decreased by $4.1 million as compared to the first three quarters of 1998, inclusive of a reduction in net realized gains of $3.1 million. The remaining decrease in investment income for the first three quarters of 1999 is due to a $14.5 million reduction in investments available for sale as of September 30, 1999 as compared to September 30, 1998, as well as lower investment yields due to lower market interest rates in 1999 as compared to 1998.

Provision for Income Taxes

The company's effective income tax provision rates were 43.3 percent and 59.7 percent for the third quarter of 1999 and 1998, respectively. For the first three quarters of 1999 and 1998, the effective income tax provision rates were 40.1 percent and 50.9 percent, respectively. The company's effective income tax rates for 1999 and 1998 were affected by non-deductible goodwill amortization, among other things. In addition, for the third quarter and first three quarters of 1999, the company's state income tax provision was favorably impacted due to a change in the filing status for the State of Missouri.

Net Income

The company's net income of $4.0 million, or $0.21 per share, for the third quarter of 1999 represents an increase of $3.5 million compared to third quarter 1998 net income of $0.5 million, or $0.03 per share. For the first three quarters of 1999, the company's net income of $12.6 million, or $0.67 per share, represents a $9.9 million increase compared to net income of $2.7 million, or $0.14 per share, for the first three quarters of 1998.

Liquidity and Capital Resources

The company's working capital as of September 30, 1999 was $68.1 million, an increase of $3.6 million from December 31, 1998. The increase is partially attributable to the $12.6 million of net income for the first three quarters of 1999. Depreciation and amortization expenses related to noncurrent assets was $12.8 million. The company capitalized $4.8 million of costs for property and equipment purchases, $3.1 million of which relates to capitalized IOS development costs. The company's unrealized net appreciation of investments available for sale decreased by $4.7 million in the first three quarters of 1999. In addition, the company repaid $7.0 million of the debt from the company's reducing revolving credit facility as well as $3.3 million of debt related to capital leases.

Net cash provided by operations totaled $7.8 million for the nine months ended September 30, 1999. The company's net income was $12.6 million which included (on a before-tax basis) $0.5 million of net realized losses from the sale of investments and $12.8 million of depreciation and amortization expenses. In addition, receivables from members, accounts payable and accrued expenses, medical claims payable, and net intercompany payables were affected by the timing of operating cash payments and receipts, intercompany tax settlements, as well as changes in membership and utilization and claims payment trends. Receivables from members increased by $15.8 million in part due to an increase of $6.3 million related to HealthLink receivables, rate increases related to the company's underwritten products, and other timing factors. Accounts payable and accrued expenses decreased by $2.5 million due in part to the timing of premium tax payments and reinsurance settlements, among other things. Net intercompany payables decreased by $9.6 million due to the timing of operating cash receipts and payments and intercompany tax settlements, among other things.

On August 29, 1997, the company reported the commencement of the litigation with MCHCP and estimated losses (giving effect to all possible renewal terms of the MCHCP contract without requested rate increases) in the range of $30 million to $40 million. In the third quarter of 1997, the company took a pre-tax charge of $29.5 million, which was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. The company was advised by the Missouri Department of Insurance (DOI) in March 1998, that the entire amount of the reserve for the MCHCP contract recorded by the company for projected losses under the contract through the year 2000, must, for statutory accounting purposes, be recorded by the company's subsidiary, HMO Missouri, Inc. (BlueCHOICE), on its statutory filings with the DOI. With the prior regulatory approval of the DOI, BlueCHOICE issued surplus notes to the company in the amount of $29 million to ensure the statutory solvency of BlueCHOICE. On August 6, 1999, the MCHCP executed an amendment to the contract providing a rate increase that is anticipated to be approximately 21 percent for public entities, modified rate factors for state employees, and modification of the pharmacy benefit, effective January 1, 2000, for the 2000 contract year. While management of the company believes the current provision for losses is adequate, particularly in light of the rate increases provided on August 6, 1999, if the actual public entity membership in MCHCP grows at a rate in excess of the rate used in the actuarial estimates, or if the projected limited rate increases and medical cost trends should differ materially from those assumed in the actuarial estimates, then the amount of the reserve recorded to date could be insufficient to cover all future losses which may be associated with the MCHCP contract, and such losses could have a material adverse effect on the company and the market for its stock. In the first quarter of 1999, the company completed a reinsurance arrangement between its subsidiaries, Healthy Alliance Life Insurance Company (HALIC) and BlueCHOICE, whereby HALIC will reinsure MCHCP losses that exceed certain thresholds over the remaining term of the current MCHCP contract. The company anticipates that this arrangement will assist in mitigating the risk that additional surplus notes or other funding will need to be provided to the company's BlueCHOICE subsidiary.

During the third quarter of 1999, the company completed negotiations to favorably amend the terms of its revolving credit facility (the Credit Agreement), the material terms of which are as follows: (1) the borrowings under the Credit Agreement will bear interest at the reduced rate of 2.5 percent above the one month floating London Interbank Offered Rate (LIBOR), (2) certain financial covenant calculations were favorably modified and the financial covenant requirements were favorably adjusted, (3) the maximum commitment of the Credit Agreement of $36 million as of October 1, 1999 will be reduced by $2.0 million quarterly through January 1, 2002, the new termination date, and (4) an additional $7 million of surplus notes will be permitted to be incurred between the company and its subsidiaries to provide for capital planning flexibility.

In the first nine months of 1999, the company incurred capitalized expenditures of $3.1 million on its information and operations strategy (IOS) project. During the fourth quarter of 1999 and the year 2000, the company anticipates that it will expend approximately $7 million to $8 million for additional capitalized costs associated with the IOS project.

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

The inventory and assessment phases of the Year 2000 program are substantially complete and include information technology such as application software on various platforms (mainframe, midrange and personal computer); system software and data/voice communication networks; as well as facility equipment such as elevators, security and building control systems. Although the company is increasing its use of client server applications, the majority of its application and system software uses a mainframe platform with COBOL programming. The company believes that at September 30, 1999, substantially all of these COBOL programs were Year 2000 ready. The company has one remaining significant business application, the claims imaging system, in the user acceptance testing and training phase. This system is used to scan, route and retrieve information about claims received in paper form. The company anticipates placing this application in production in November. The company believes that the balance of its other material system modification is complete. The company has limited internal exposure to equipment with embedded technology and expects any significant affected equipment to be ready before January 1, 2000.

Integrated testing of purchased or internally developed applications, hardware, operating systems and other support software began in the fourth quarter of 1998. This integrated testing (including the leap year test) includes advancing the hardware dates forward to several key dates in the year 2000. Testing of this nature is expected to continue through November 1999. In order to decrease the company's risk, the company expects to restrict the amount of software and hardware changes implemented in the fourth quarter of 1999. For any changes required during that period, the company will continue to conduct Year 2000 integrated testing.

The total cost associated with the modifications required to become Year 2000 ready is estimated to be approximately $12 million to $13 million. The company is expensing all costs associated with these changes as they are incurred. From 1996 through September 30, 1999, the company has cumulatively expensed $11.9 million on this project, with $4.5 million expensed in the first nine months of 1999. These costs are being funded internally through operating cash flows or investment sales and represent less than 10 percent of the company's information technology budget over the life of the Year 2000 program.

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

The company has completed contingency plans, in the event that full Year 2000 readiness for critical business functions is not achieved. However, there can be no assurance that the company or any third party upon which the company depends will be able to achieve Year 2000 readiness or will have sufficient contingency plans, which could have a material adverse effect on the company and the market for its stock.

The projected cost of the Year 2000 program and the expected completion dates are based on management's best estimates and may be updated as additional information becomes available. These estimates were derived using numerous assumptions of future events, including the availability of certain resources and other factors. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from expected results.

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

If the company's financial targets are consistently met, the marketplace improvement continues, and no unusual events occur, the company expects to end 1999 with fourth quarter net income growth of 20 percent to 30 percent over the same quarter last year. Going into 2000, the company expects steady improvements in its fundamental operations and will place greater focus on growing membership based on this more effective and efficient business platform.

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

Contingencies

Reference is made to the information detailed in Note 2 entitled, "Contingencies" of Part I, Item 1, under the captions: LITIGATION OF BLUE CROSS AND BLUE SHIELD OF MISSOURI WITH THE MISSOURI ATTORNEY GENERAL AND DEPARTMENT OF INSURANCE AND RELATED ACTIONS, SETTLEMENT EFFORTS AND PROPOSED REORGANIZATION; AGREEMENT FOR SETTLEMENT OF CERTAIN LITIGATION MATTERS AND REORGANIZATION OF THE COMPANY; and OTHER CONTINGENCIES. All information under these captions and all subcaptions thereunder is incorporated by reference in its entirety in this section. In addition, the risk factors that follow describe various other contingencies that should be read in conjunction with such information.

Credit Agreement Restrictions

The company's revolving Credit Agreement with its existing lenders contains certain restrictions on the company and its subsidiaries, including requirements as to the maintenance of net worth and certain financial ratios, restrictions on payment of cash dividends or purchases of stock, restrictions on acquisitions, dispositions and mergers, restrictions on additional indebtedness and liens, limitations on indebtedness of the company's subsidiaries, maintenance of the licenses to use Blue Cross and Blue Shield names and marks and certain other matters. There can be no assurance that the company will be able to achieve and maintain compliance with the prescribed financial ratio tests or other requirements of the revolving Credit Agreement. The failure to obtain any waivers or amendments that might be needed in the future to remain in compliance with such requirements could, among other things, reduce the company's ability to respond to adverse industry conditions and could have a material adverse effect on the company's operations, financial condition or business. As described under the caption in
Note 2 entitled "Contingencies - AGREEMENT FOR SETTLEMENT OF CERTAIN LITIGATION MATTERS AND REORGANIZATION OF THE COMPANY - Status of
Blue Cross and Blue Shield Trademark Licenses" of Part I, Item 1,
the loss of the licenses would result in an event of default under
the Credit Agreement.   During the third quarter 1999, the company
completed negotiations to amend its revolving Credit Agreement, described under the caption in Note 4 entitled, "Changes in Long-Term Debt."

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

In addition, the company's revolving Credit Agreement (described above) provides that the company's subsidiaries, including
BlueCHOICE, may not issue surplus notes to the company in an aggregate principal amount in excess of $46 million. As the aggregate principal amount of surplus notes issued by such subsidiaries to the company currently approximates $39 million, any additional funding, in excess of approximately $7 million, required by any subsidiaries of the company, including BlueCHOICE, as a result of additional losses or reserves associated with the MCHCP contract, or otherwise, must, absent approval of the lenders under the Credit Agreement, be funded from sources other than surplus notes. No assurances can be given that such approval would be granted or that additional sources of funding could be obtained. See "Credit Agreement Restrictions" above. In the first quarter of 1999, the company completed a reinsurance arrangement between its subsidiaries, HALIC and BlueCHOICE, whereby HALIC will reinsure MCHCP losses that exceed certain thresholds over the remaining term of the current MCHCP contract. The company anticipates that this arrangement will assist in mitigating the risk that additional surplus notes or other funding will need to be provided to the company's BlueCHOICE subsidiary.

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


PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

Note 2, "Contingencies" of Part I, Item 1, contains a description of various pending and threatened claims involving the company and its affiliates, including a description of the subscriber class action lawsuit filed on March 15, 1996, litigation with the Missouri Department of Insurance (DOI) and the Missouri Attorney General, and other legal proceedings, which descriptions are incorporated by reference herein. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results of Operations, Financial Condition or Business."

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

ITEM 6.     Exhibits and Reports on Form 8-K

     a)      Exhibits

Exhibit
Number    Exhibit

The following exhibits are submitted herewith:

10.1 State Income Tax Allocation Agreement by and among Blue Cross and Blue Shield of Missouri and RightCHOICE Managed Care, Inc., dated September 30, 1999.

10.2 State Income Tax Allocation Agreement by and among RightCHOICE Managed Care, Inc. and its subsidiaries, dated September 30, 1999.

10.36.7 Seventh Amendment to the Credit Agreement dated as of September 30, 1999.

27      Financial Data Schedule (Electronic Filing Only).

99.1    Press Release of Registrant dated October 28, 1999.

99.2    Press Release of Registrant dated November 1, 1999.

99.3    Press Release of Registrant dated November 2, 1999.

99.4    Press Release of Registrant dated November 10, 1999

99.5    Order of the Circuit Court of Cole County, Missouri, dated
        October 29, 1999.

      b)     Reports on Form 8-K:

The company filed a report with the SEC on Form 8-K on September 17, 1999 relating to an order issued by the Missouri Supreme Court on September 9, 1999 which ordered the Circuit Court of Cole County, Missouri to rule on the proposed settlement of litigation (described in the Registrant's prior SEC filings) on or before November 9, 1999.

The company filed a report with the SEC on Form 8-K on October 18, 1999 relating to the recommendation made on October 8, 1999, by the Special Master, appointed by the Circuit Court of Cole County,
Missouri, that the March 1999 modified settlement agreement of litigation (described in the Registrant's prior SEC filings) be disapproved.



                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               RIGHTCHOICE MANAGED CARE, INC.
                               Registrant


Date: November 15, 1999        By:  [s] SANDRA VAN TREASE
                                    Sandra Van Trease
                                    Chief Financial Officer,
                                    Senior Executive Vice President and
                                    Chief Operating Officer

Date: November 15, 1999        By:  [s] ANGELA F. BRALY
                                    Angela F. Braly
                                    Executive Vice President,
                                    General Counsel and
                                    Corporate Secretary