Form 10-K
period 1999-12-31
RIGHTCHOICE MANAGED CARE INC
filed 2000-03-27
CIK 921766

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------
         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                                        -----------------


Commission file number:  1-13248
                         -------

                        RIGHTCHOICE MANAGED CARE, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)


            Missouri                                       43-1674052
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                                 Number)


          1831 Chestnut Street
          St. Louis, Missouri                              63103-2275
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code: (314) 923-4444
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

     Class A common stock, $0.01 par value       New York Stock Exchange, Inc.
     -------------------------------------       -----------------------------
            (Title of each class)               (Name of each exchange on which
                                                            registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No _____
    -----

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

The aggregate market value of class A common stock (voting) held by non-affiliates of the Registrant as of March 8, 2000, was approximately $44,644,000 (based on last reported sale price of $12.25 per share on March 8, 2000, on the New York Stock Exchange).

As of March 8, 2000, 3,710,880 shares of the Registrant's class A common stock, par value $0.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                    PART I

                               ITEM 1. BUSINESS
                               ----------------


General Description of Business

RightCHOICE Managed Care, Inc. is the largest provider of managed health care benefits in Missouri in terms of number of members. As of December 31, 1999, RightCHOICE served approximately 2.3 million members, a large proportion of whom reside in metropolitan St. Louis, Missouri. RightCHOICE offers a comprehensive array of managed health care products and services that it segregates into two distinct segments: underwritten and self-funded. Note 14 "Segment information" of Part II, Item 8, Financial Statements and Supplementary Data, contains financial information relating to RightCHOICE's segments. RightCHOICE's underwritten segment includes preferred provider organization (PPO), point of service (POS), health maintenance organization (HMO), Medicare supplement, specialty managed care, and managed indemnity benefit plans. RightCHOICE's self-funded segment includes third-party administrator services, administrative services only for self-insured organizations, network rental services for self-insured organizations, insurance companies and other organizations, and life insurance agency services. The types of benefits provided by the products and services include:

 .    hospital care,
 .    ambulatory and outpatient care,
 .    physician services,
 .    pharmacy,
 .    dental care,
 .    vision care,
 .    behavioral health care,
 .    health education, and
 .    access to life insurance products through non-affiliated life insurance carriers.

RightCHOICE's subsidiaries receive premium revenue in exchange for the assumption of both medical and administrative risks for their PPO, POS, HMO, Medicare supplement, specialty managed care and managed indemnity underwritten benefit plans. With respect to the third-party administrator services, administrative services only, and network rental services, RightCHOICE generally assumes no responsibility for medical costs and receives compensation for providing administrative services. For the year ended December 31, 1999, approximately 62% of RightCHOICE's revenues were derived from sales by its subsidiaries to insured employer groups, typically those with fewer than 100 employees; approximately 28% of RightCHOICE's revenues were derived from underwritten sales by its subsidiaries to individuals; and approximately 10% of RightCHOICE's revenues were from fees paid by self-funded employer groups, typically those with more than 100 employees.

RightCHOICE was organized to own and operate all of the managed health care business of Blue Cross and Blue Shield of Missouri. Blue Cross and Blue Shield of Missouri is the sole holder of RightCHOICE's class B common stock. The holders of class A common stock have one vote per share, and Blue Cross and Blue Shield of Missouri, the only holder of class B common stock, has 10 votes per share. Blue Cross and Blue Shield of Missouri and the holders of the class A common stock have control over approximately 97.6% and 2.4%, respectively, of the combined voting power of both classes of common stock.

RightCHOICE is a licensee of the Blue Cross and Blue Shield Association, the national trade association of Blue Cross and Blue Shield licensees. Each licensee holds the exclusive right to use the Blue Cross and Blue Shield names and service marks in specific geographic areas. Each licensee is an independent legal organization and is not responsible for the obligations of other Blue Cross and Blue Shield Association licensees.

Pursuant to affiliate licenses from the Blue Cross and Blue Shield Association, RightCHOICE has the exclusive right to do business under the name Alliance Blue Cross Blue Shield and to use the Blue Cross and Blue Shield names and service marks for all of the managed health care products and services it offers in its service area, which consists of 85 of the 115 counties in Missouri. This service area has a population of approximately 4.0 million and includes four of the five largest cities in Missouri, but does not include Kansas City. RightCHOICE cannot use the Blue Cross or Blue Shield names or service marks outside its licensed service area. RightCHOICE does business outside of its service area through its subsidiaries HealthLink, Healthy Alliance Life Insurance Company and RightCHOICE Insurance Company. If Blue Cross and Blue Shield of Missouri, as the primary licensee, were to lose its right to use the Blue Cross and Blue Shield names and service marks, RightCHOICE would also lose the use of these names and service marks. Note 13 "Contingencies - Status of Blue Cross and Blue Shield licenses" of Part II, Item 8, Financial Statements and Supplementary Data, contains information describing litigation uncertainties with respect to RightCHOICE's continued use of these names and service marks.

RightCHOICE's corporate offices are located at 1831 Chestnut Street, St. Louis, Missouri, 63103-2275, and its telephone number is (314) 923-4444.

Managed Care Products and Services

RightCHOICE's established provider networks, substantial membership base and extensive administrative and processing capabilities enable RightCHOICE to offer health care products and services tailored to meet the full spectrum of customer needs and preferences for balancing cost and flexibility. The following chart depicts the spectrum of products offered under the Blue Cross and Blue Shield names and service marks.

--------------------------------------------------------------------------------

                       "Blue" Branded Product Portfolio

     ---------------------------------------------------------------------
        HMO products              Open access              PPO products
     ---------------------------------------------------------------------

         Coordinator of care model
            BlueCHOICE HMO

                        Coordinator of care POS
                           BlueCHOICE POS

                                Open access PPO/POS
                                  AllianceCHOICE POS
                                  BlueCard(R) PPO

                                                     Standard PPO
                                                     Alliance PPO
                                                     BlueCard(R) PPO


     ---------------------------------------------------------------------
                           "Blue Horizons" products

     ---------------------------------------------------------------------


        Medicare HMO                                 Medicare Supplement


     ---------------------------------------------------------------------
      Pharmacy/Dental/Vision/Behavioral Health/Health Education products

     ---------------------------------------------------------------------


--------------------------------------------------------------------------------

Definitions
-----------

HMO - a health maintenance organization (HMO) is an organized method of
---
providing access to health care through a broad range of comprehensive health services to a member population which is encouraged to seek their health care through the members' chosen "coordinator of care" physician. Preventive health care is stressed through the utilization of the coordinator of care.

POS - a point of service (POS) option in either an HMO or PPO environment
---
provides health benefits to members who elect to seek health care from a provider who is not necessarily a part of the health plan's provider network, generally at higher costs to the member.

PPO - a preferred provider organization (PPO) is an organized method of
---
providing access to health care through a broad range of comprehensive health services to a member population. Members may elect to seek health care services from any provider who is part of the health plan's broad network.

Blue Horizons Medicare HMO - an HMO designed specifically to meet the needs of
--------------------------
those individuals eligible to enroll in Medicare. These plans are regulated by the Health Care Financing Administration of the United States Department of Health and Human Services.

Medicare Supplement - a health care plan which provides supplemental health care
-------------------
coverage to individuals eligible to enroll in Medicare for coverage of health care expenses in excess of the coverage limitations of Medicare.

Coordinator of care - the physician in an HMO who usually offers basic health
-------------------
care services and is the initial point of contact for an HMO member to access the health care system.

Underwritten Products

Preferred Provider Organization product group
---------------------------------------------
Alliance PPO

RightCHOICE's Alliance PPO is one of the largest PPOs in Missouri in terms of number of members and offers services to approximately 173,400 members, including approximately 42,700 members on a self-funded basis. RightCHOICE believes that the Alliance PPO network also has the most extensive geographic coverage in Missouri, servicing 85 of the 115 counties in the state with 8,200 physicians and 99 hospitals. In the St. Louis metropolitan area, the Alliance PPO network includes approximately 97% of all hospital beds.

RightCHOICE's Alliance PPO products incorporate many managed care characteristics, including per diem hospital rates, large case management, pre-admission certification, concurrent review of hospital admissions and retrospective claims review. Higher deductibles, coinsurance and out-of-pocket maximums and other financial incentives encourage members to use network provider services. Alliance benefit plans also include mental health and chemical dependency programs, optional well-child care, optional physician office copayments, pharmacy benefit options such as three-tier copayments and vision services. This broad range of Alliance benefit plans enables the subscriber or employer group to choose the mix of benefits that is suited to the member's or employer's needs.

For several years, RightCHOICE offered to groups and individuals in southeast Missouri a PPO product called HealthNet Blue. RightCHOICE is currently in the process of transitioning the members enrolled in its HealthNet Blue PPO products to its standard Alliance PPO products. There were approximately 4,900 members enrolled in RightCHOICE's HealthNet Blue PPO products as of December 31, 1999.

Through a provider network access agreement and a financial reinsurance agreement with Blue Cross and Blue Shield of Kansas City, RightCHOICE members residing in the service area of Blue Cross and Blue Shield of Kansas City are able to access its preferred provider network just as members of a Blue Cross and Blue Shield of Kansas City subsidiary residing in RightCHOICE's service area are able to access the Alliance preferred provider networks in that area. As a result of the agreements, members of either plan who are enrolled through state-wide employers or associations are able to use the provider network of the Blue Cross and Blue Shield plan where they live. Through the financial reinsurance agreement, RightCHOICE's subsidiary, Healthy Alliance Life Insurance Company, and Blue Cross and Blue Shield of Kansas City share underwriting profits, losses and risks on the affected members.

Illinois Preferred Provider Organization

RightCHOICE offers group and individual PPO coverage through its subsidiary, RightCHOICE Insurance Company, in southern and central Illinois. RightCHOICE utilizes the provider network of its subsidiary, HealthLink, to offer these products to the approximately three million residents in this region. The RightCHOICE Insurance Company PPO products accounted for approximately 14,200 members as of December 31, 1999.

AllianceCHOICE Point of Service

AllianceCHOICE POS offers a selective hospital and physician network in the St. Louis metropolitan area. The AllianceCHOICE network serves approximately 131,800 members, including approximately 1,600 members on a self-funded basis. AllianceCHOICE POS includes both group and individual members and includes contractual arrangements with approximately 5,600 physicians and 17 hospitals.

BlueCard(R) PPO program

During 1998 and 1999, RightCHOICE and Blue Cross and Blue Shield of Missouri achieved high member service performance ratings that made RightCHOICE eligible for the Blue Cross and Blue Shield Association's BlueCard(R) PPO program. The BlueCard(R) PPO program allows RightCHOICE's Alliance Blue Cross Blue Shield PPO and POS members access to Blue Cross and Blue Shield plans' PPO providers throughout the nation. As of December 31, 1999, there were approximately 260,000 Alliance and AllianceCHOICE members enrolled in the program. Members who need to seek medical attention while living in or traveling to another part of the country do not pay more out of pocket for being out of the service area's provider network and accessing Blue Cross and Blue Shield plans' PPO providers. Blue Cross and Blue Shield plans' PPO provider networks are offered in 48 states across the United States.

Health Maintenance Organization product group
----------------------------------------------

BlueCHOICE Health Maintenance Organization and Point of Service products

RightCHOICE's subsidiary, HMO Missouri, Inc., doing business as BlueCHOICE, is a federally qualified health maintenance organization with a service area that currently includes 61 counties in Missouri and two counties in Illinois. BlueCHOICE's operations are concentrated in the St. Louis metropolitan area, where it currently is the third largest HMO based upon number of members. There were approximately 118,000 BlueCHOICE HMO and POS members, including 6,000 members on a self-funded basis, as of December 31, 1999. BlueCHOICE is an independent practice association model network, through which

RightCHOICE contracts directly with local providers for plan members' health care services. The BlueCHOICE network, which supports both HMO and POS products, has contractual arrangements with approximately 4,200 physicians and 67 hospitals.

RightCHOICE offers its BlueCHOICE products in metropolitan St. Louis, southwest Missouri, portions of southeast Missouri, and central Missouri through the BlueCHOICE HMO network. BlueCHOICE provides members with comprehensive coverage for network health care services with modest copayment requirements. When using their primary care physician as a coordinator of care, members incur the lowest out-of-pocket costs for preventive care, referred specialist services, and inpatient services.

In some areas, the BlueCHOICE HMO and POS products are supported by risk arrangements with certain provider groups. These products are available in Springfield, Missouri, a six-county area surrounding Joplin, Missouri, and Jefferson City, Missouri.

In the metropolitan St. Louis and central Missouri regions, the Physician Group Partners Program(R) provides primary care physicians in BlueCHOICE's commercial HMO with the opportunity to earn additional compensation by improving patient satisfaction and improving performance levels using nationally recognized health care industry standards while effectively managing the trend of costs for health care benefits. Currently, approximately 54% of the BlueCHOICE HMO network primary care physicians in St. Louis and central Missouri are enrolled in the program.

HealthNet Blue Point of Service

HealthNet Blue POS is offered to employee groups within a seven-county region in southeast Missouri that provides members with comprehensive coverage for network health care services, including preventive care, in-office physician care, and maternity coverages for a minimal office visit copayment charge. As of December 31, 1999, there were approximately 16,200 group members enrolled in the underwritten HealthNet Blue POS product. To the extent possible, RightCHOICE is in the process of transitioning enrollment in the HealthNet Blue POS product to its standard Alliance PPO products.

Blue Horizons Medicare HMO

Blue Horizons Medicare HMO provides medical benefits at least as comprehensive as Medicare benefits for persons eligible to receive Medicare (parts A and B) at no or minimal cost to the member. Under this program, the Health Care Financing Administration of the United States Department of Health and Human Services pays a fixed capitation payment for coverage of each member at a rate approximating 95% of the Medicare area average per capita cost, subject to annual review and adjustment by the Health Care Financing Administration. Effective January 1, 2000, the Health Care Financing Administration introduced an inpatient risk adjustment program which will also be used to adjust the amounts paid to health plans. The product is offered in three Missouri counties in the metropolitan St. Louis area and has contractual agreements with approximately 1,230 physicians and 8 hospitals. RightCHOICE's subsidiary, BlueCHOICE, shares risk with a large St. Louis provider group for the majority of the membership that is enrolled in this product. RightCHOICE changed the name of its BlueCHOICE Senior product to Blue Horizons Medicare HMO effective January 1, 1999. The Blue Horizons Medicare HMO is a Medicare+Choice plan as authorized by the Balanced Budget Act of 1997.

Medicare Supplement product group
---------------------------------

RightCHOICE's subsidiary, Healthy Alliance Life Insurance Company, currently offers Medicare supplement coverage to individuals eligible to enroll in Medicare for medical expenses in excess of the coverage limitations of Medicare. The products are marketed under the Blue Horizons banner of

Medicare products and include a 24-hour nurse assist line and value-added services such as discount dental, vision, hearing, and pharmacy programs. As of December 31, 1999, RightCHOICE had approximately 53,000 members enrolled in its Medicare supplement products.

Managed Indemnity product group
-------------------------------

With the exception of a short-term medical product, RightCHOICE no longer sells managed indemnity products but continues to renew coverage for those members who are enrolled in the managed indemnity programs. RightCHOICE's managed indemnity products include fee-for-service indemnity benefits that include review and coordination of health care services used by members and other cost management measures, but do not require use of network providers. These products include certain cost-management features, such as the use of deductibles, coinsurance, pre-admission certification, concurrent review, large case management and retrospective review.

Specialty products
------------------

RightCHOICE offers various products to supplement its medical coverage products. These products include prescription benefits, dental care, vision care, behavioral health care and health care education. Beginning January 1, 1999, Magellan Behavioral Health was selected to handle the review, management and coordination of behavioral health care for all of RightCHOICE's mental health and substance abuse programs. RightCHOICE also has a contractual agreement with a pharmacy benefits manager, Express Scripts, Inc. The contract covers approximately 448,500 members as of December 31, 1999. The current contract is in effect until April 2002. RightCHOICE continues its efforts to manage rising prescription drug costs while offering members freedom of choice. RightCHOICE provides a three-tier copayment program that encourages physicians and members to use the most cost-effective drugs within a drug class. The program includes a higher member copayment for brand name drugs that are included on RightCHOICE's preferred drug list as compared to their generic equivalents. The program also allows for the purchase of brand name drugs that are not included on RightCHOICE's preferred drug list by requiring an even higher (third-tier) member copayment. As of December 31, 1999, approximately 79% of RightCHOICE's members with a drug benefit under a product underwritten by a subsidiary of RightCHOICE participated in the three-tier copayment program.

Self-Funded Products

Administrative and network services
------------------------------------

As of December 31, 1999, RightCHOICE serviced self-funded health plans covering approximately 1,818,000 members. These arrangements include third-party administration services, administrative services, and contracts to access provider networks. RightCHOICE assists self-funded employers in designing benefit packages, claims processing, pricing and administration of claims, review, management and coordination of health care services used by members, production of management reports and other related matters. RightCHOICE also enables employees with self-funded health plans to access RightCHOICE's PPO and HMO provider networks and to realize savings through its favorable provider arrangements, while allowing employers the ability to design health benefit plans in accordance with their own requirements and objectives.

HealthLink, Inc.
----------------

HealthLink is a regional managed health care organization that serves a seven-state area in the Midwest providing provider network contracting services and review, management and coordination of health care services used by members primarily to unions, commercial insurers and employers that fund their own health plans. HealthLink is not an insurance company and does not assume any underwriting risks. Its revenues are derived from fees for providing access to its provider networks and administrative services. HealthLink had 857,100 PPO administrative services members and 516,100 workers' compensation members as of December 31, 1999. In addition, HealthLink owns HealthLink HMO, Inc., a Missouri corporation with approximately 142,700 members as of December 31, 1999, located primarily in the greater St. Louis area. HealthLink HMO is a state-qualified health maintenance organization licensed in Missouri, Illinois and Arkansas that provides health care services for a predetermined, prepaid periodic fee to enrolled subscriber groups and individuals of selected insurance companies, and that also provides third-party administrator services, administrative services only, network rental services, and various health care services for a predetermined, prepaid periodic fee to self-funded organizations.

HealthLink and HealthLink HMO also offer various products to supplement their provider networks and administrative services. These products include a prescription drug program, dental care, vision care, behavioral health care and health care education. These products are offered through contracted arrangements that HealthLink and HealthLink HMO have with various vendors, like Express Scripts for the prescription drug program.

The EPOCH Group, L.C.
---------------------

The EPOCH Group, L.C., a limited liability company, is a joint venture between RightCHOICE and Blue Cross and Blue Shield of Kansas City which was created in 1995 and combined most of their then existing third-party administrator businesses. EPOCH is owned equally by RightCHOICE and a subsidiary of Blue Cross and Blue Shield of Kansas City. EPOCH serves approximately 275 businesses primarily in the Midwest as of December 31, 1999.

Diversified Life Insurance Agency of Missouri, Inc.
---------------------------------------------------

RightCHOICE provides access to life insurance products through its life insurance agency subsidiary, Diversified Life Insurance Agency of Missouri, Inc. Diversified Life receives commission revenue in return for providing RightCHOICE's customers with access to life insurance benefits that are underwritten by non-affiliated life insurance carriers. For the year ended December 31, 1999, Diversified Life earned $3.5 million of commission revenue from various life insurance carriers for providing this service.

Risk Factors

RightCHOICE is subject to litigation risks if the reorganization is not completed because judgments previously entered against Blue Cross and Blue Shield of Missouri are no longer subject to appeal and may be enforced.

As described under Note 13 "Contingencies" of Part II, Item 8, Financial Statements and Supplementary Data, RightCHOICE, Blue Cross and Blue Shield of Missouri, the Missouri Attorney General and the Missouri Department of Insurance have reached an agreement to settle litigation related to the operation of RightCHOICE as a for-profit subsidiary of Blue Cross and Blue Shield of Missouri since RightCHOICE was organized in 1994. RightCHOICE will be reorganized as part of the settlement. If the reorganization is not completed by December 31, 2000, and the deadline is not extended and the litigation is not otherwise settled, judgments previously entered against Blue Cross and Blue Shield of Missouri may be enforced by the Missouri Attorney General and the Missouri Department of Insurance. These judgments are now final, without right of further appeal. If successful, these enforcement actions could lead to the dissolution of Blue Cross and Blue Shield of Missouri, which could materially adversely affect RightCHOICE.

On December 30, 1996, the circuit court of Cole County, Missouri entered judgments in favor of the Missouri Department of Insurance and the Missouri Attorney General. These judgments declared that Blue Cross and Blue Shield of Missouri, a non-profit corporation, has violated the Missouri Health Services Corporation Law and the Missouri Non-Profit Corporation Law by operating RightCHOICE as a for-profit subsidiary.

As part of the amended and restated settlement agreement signed January 6, 2000, and described in Note 13 "Contingencies" of Part II, Item 8, Financial Statements and Supplementary Data, the Missouri Attorney General and the Missouri Department of Insurance dismissed the remaining claims pending in this litigation and agreed to take no further action to enforce the claims that were raised in this litigation so long as the settlement agreement remains in effect and the parties are proceeding, using their best efforts, to close the reorganization.

If the reorganization is not closed by December 31, 2000, or if RightCHOICE or Blue Cross and Blue Shield of Missouri breaches the settlement agreement by not using its best efforts to close the reorganization, Blue Cross and Blue Shield of Missouri and RightCHOICE will be subject to the risks of further litigation to enforce those judgments. The Missouri Attorney General and the Missouri Department of Insurance could seek further judicial relief, including the possible dissolution of Blue Cross and Blue Shield of Missouri and the possible termination of the certificate of authority of Blue Cross and Blue Shield of Missouri to engage in the health insurance business. The Missouri Attorney General and the Missouri Department of Insurance could also seek monetary relief arising from the 1994 reorganization and the subsequent operations of Blue Cross and Blue Shield of Missouri and RightCHOICE.

If these actions were taken, there could be material adverse effects on RightCHOICE. The Missouri Attorney General and the Missouri Department of Insurance would be free to assert claims directly against RightCHOICE arising from the 1994 reorganization and the subsequent operations of RightCHOICE. In addition, the Blue Cross and Blue Shield Association might take the position that the assertion of these claims has caused the automatic termination of the licenses of Blue Cross and Blue Shield of Missouri, RightCHOICE, and the affiliates of RightCHOICE to use the Blue Cross and Blue Shield names and service marks. See the risk factor "RightCHOICE's Blue Cross and Blue Shield license agreements could terminate upon the occurrence of events specified in the license agreements and termination would have a material adverse effect on its business" for a discussion of the adverse effects resulting from any termination of those license agreements.

The reorganization will not settle all litigation relating to the corporate status of Blue Cross and Blue Shield of Missouri.

The reorganization will not settle all litigation relating to the corporate status of Blue Cross and Blue Shield of Missouri. There remains pending in the circuit court of Cole County, Missouri a certified subscriber class action in which the subscriber class seeks a declaratory judgment that Blue Cross and Blue Shield of Missouri is a mutual benefit corporation and that Blue Cross and Blue Shield of Missouri may not transfer its assets to a public benefit foundation.

In this litigation, a class of present and past subscribers of Blue Cross and Blue Shield of Missouri, RightCHOICE, and their affiliates has been certified for purposes of declaratory relief. The representative of the class is Anthony Sarkis. On behalf of himself and the class, Mr. Sarkis seeks a declaration that Blue Cross and Blue Shield of Missouri is a mutual benefit non-profit corporation -- that is, that Blue Cross and Blue Shield of Missouri holds its assets for the benefit of a limited class of persons who were subscribers of Blue Cross and Blue Shield of Missouri and RightCHOICE rather than for the benefit of the public as a whole. Mr. Sarkis also seeks a declaration that it is unlawful for Blue Cross and Blue Shield of Missouri to transfer its assets to a "charitable trust." For a description of this litigation, see Note 13 "Contingencies" of Part II, Item 8, Financial Statements and Supplementary Data.

While Blue Cross and Blue Shield of Missouri contests these claims, the circuit court of Cole County could award Mr. Sarkis and the subscriber class the relief they seek. Blue Cross and Blue Shield of Missouri believes that it may engage in the reorganization regardless of whether it is a public benefit corporation or a mutual benefit corporation. The circuit court of Cole County might conclude otherwise and hold that it is unlawful for Blue Cross and Blue Shield of Missouri to engage in the reorganization. If such a judgment is entered before completion of the reorganization, the reorganization might not be completed. If a judgment is entered after the reorganization is completed, New RightCHOICE could be obligated to pay substantial money damages. It is also possible, although RightCHOICE believes unlikely, that a court could order that the reorganization be rescinded. If an order like that was entered, it would have a material adverse effect on New RightCHOICE.

A judgment in favor of Mr. Sarkis and the subscriber class might lead the Blue Cross and Blue Shield Association to take action to terminate the RightCHOICE or New RightCHOICE licenses to use the Blue Cross and Blue Shield names and service marks.

An action may be brought seeking an injunction against consummation of the reorganization.

An action may be brought seeking an injunction against consummation of the reorganization. It is a condition to the reorganization that no temporary restraining order or injunction against completing the reorganization have been issued, and that no action be pending seeking a restraining order or injunction. If an action is brought, or if a restraining order or injunction is entered, in connection with any of the litigation or potential litigation described above or in any other litigation, any party may choose not to complete the reorganization. If this occurs, the parties will be subject to the risks described in the risk factor captioned "RightCHOICE is subject to litigation risks if the reorganization is not completed because judgments previously entered against Blue Cross and Blue Shield of Missouri are no longer subject to appeal and may be enforced."

RightCHOICE's Blue Cross and Blue Shield license agreements could terminate upon the occurrence of events specified in the license agreements and termination would have a material adverse effect on its business.

RightCHOICE's Blue Cross and Blue Shield license agreements could terminate upon the occurrence of events specified in the license agreements. Termination of RightCHOICE's licenses would have a material adverse effect on its business. Under controlled affiliate license agreements with the Blue Cross and Blue Shield Association, RightCHOICE has the right to use the Blue Cross and Blue Shield names and service marks in the managed health care business in the 85 of the 115 counties in Missouri that comprise the service area of Blue Cross and Blue Shield of Missouri as the primary licensee.

RightCHOICE's license agreements could be terminated if financial and service performance requirements of the Blue Cross and Blue Shield Association are not satisfied or if other events described in the license agreements occur. A judgment in favor of the subscribers as described above in the risk factors captioned "RightCHOICE is subject to litigation risks if the reorganization is not completed because judgments previously entered against Blue Cross and Blue Shield of Missouri are no longer subject to appeal and may be enforced" and "The reorganization will not settle all litigation relating to the corporate status of Blue Cross and Blue Shield of Missouri" also could result in the loss of RightCHOICE's license agreements.

RightCHOICE believes that the exclusive right to use the Blue Cross and Blue Shield names and service marks provides RightCHOICE with a marketing advantage in its licensed operating area. Loss of licenses would adversely affect RightCHOICE's ability to compete in its markets. RightCHOICE would be subject to a significant monetary penalty to the Blue Cross and Blue Shield Association if it loses the licenses, and the loss also would be a default under RightCHOICE's major credit agreement.

RightCHOICE's profitability may be adversely affected by rising health care costs and changes in the delivery of health care services.

RightCHOICE's profitability may be adversely affected by rising health care costs and changes in the delivery of health care services. As a result, RightCHOICE's future results will largely depend on its ability and the ability of its subsidiaries to accurately predict and manage future health care costs. Much of the premium revenue received by RightCHOICE's subsidiaries is based upon rates set before services are delivered and the related costs are usually incurred on a prospective annual basis. Although RightCHOICE and its subsidiaries attempt to base the premiums charged on an estimate of future health care costs over the fixed premium period, competition, regulations and other circumstances may limit their ability to fully base premiums on these estimated costs.

RightCHOICE and its subsidiaries use a large portion of their revenue to pay the costs of health care services and supplies delivered to their members. As a result, RightCHOICE's financial condition or results of operations could be adversely affected because of rising costs and other changes in the delivery of health care services. These changes could include:

     .  higher-than-expected utilization of services,
     . an increase in the number of high-cost cases, . changes in the population or demographic characteristics of members served,
     .  inflation,
     . periodic renegotiation of hospital, physician and other provider contracts,
     . continued consolidation of physician, hospital and other provider groups,
     .  the aging of the population,
     . advances in medical technology and pharmaceuticals, . government-imposed limitations on Medicare reimbursement, and . other regulatory changes.

RightCHOICE's profitability may be adversely affected by its subsidiaries' inability to increase premium rates; competitive factors limit the ability to increase rates.

RightCHOICE operates in a highly competitive environment which affects the ability of its subsidiaries to increase premium rates. RightCHOICE and its managed care subsidiaries face competition from other managed care companies, hospitals, health care facilities and other health care providers, which have substantially greater financial and other resources than RightCHOICE.

RightCHOICE and its subsidiaries compete with a number of established companies that offer a variety of benefit plans. Because RightCHOICE's business operations, excluding its HealthLink and HealthLink HMO subsidiaries, are primarily confined to markets within or contiguous to the State of Missouri, RightCHOICE is unable to subsidize losses in these markets with profits from other markets. RightCHOICE believes that larger, national competitors are able to subsidize losses in the Missouri market with profits from other markets in which they operate and may pursue that strategy in RightCHOICE's markets in an effort to increase their market share.

RightCHOICE believes there are no significant impediments facing potential competitors who wish to enter the markets RightCHOICE serves. As a result, the addition of new competitors can occur relatively easily which affords consumers significant flexibility in moving to new managed care providers. RightCHOICE's managed care operations encounter competition from companies with broader geographical markets or narrower geographical markets, which allows for greater cost control and lower prices or greater market share. RightCHOICE's or its subsidiaries' financial condition or results of operations may be adversely affected by significant premium decreases by any major competitor or by any other limitation on the ability of RightCHOICE's subsidiaries to increase or maintain premium levels.

RightCHOICE conducts business in a heavily regulated industry; changes in regulations or violations of regulations could materially adversely affect RightCHOICE.

RightCHOICE's business is heavily regulated on federal, state and local levels. The laws and rules governing RightCHOICE's business and the interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Legislation or other regulatory reform that increases the regulatory requirements imposed on RightCHOICE and its subsidiaries may have a material adverse effect on RightCHOICE's business or results of operations now and in the future.

Changes in state and federal laws or regulations could adversely impact RightCHOICE's revenues and profitability. Legislative or regulatory changes that could materially affect RightCHOICE and its subsidiaries include:

     . adoption of federal or state legislation that holds insurance companies, health maintenance organizations or managed care companies liable for medical malpractice,
     .    limitations on premium levels,
     . increases in minimum capital, reserves, and other financial viability requirements,
     . prohibition or limitation of provider financial incentives and provider risk-sharing arrangements,
     .    new benefit mandates, and
     . limitations on the ability to manage care and utilization due to "any willing provider" and direct access laws that limit or eliminate product features that encourage members to seek services from contracted providers or through referral by a primary care provider.

RightCHOICE and its subsidiaries need to obtain and maintain regulatory approvals to market many of their products. Delays in obtaining or failure to obtain or maintain these approvals could adversely affect RightCHOICE.

A portion of the revenues of RightCHOICE and its subsidiaries relate to Medicare Supplement and Medicare Risk programs. Changes in these programs, particularly changes affecting enrollment or changes in premium payment or reimbursement levels could materially affect the business and profitability of RightCHOICE.

RightCHOICE and its subsidiaries are also subject to various governmental reviews, audits and investigations. Any adverse investigation, audit results or sanctions could result in:

     . damage to the reputation of RightCHOICE and its subsidiaries in various markets,
     .    increased difficulty in selling their products and services,

     . the loss of a RightCHOICE subsidiary's license to act as an insurer or health maintenance organization or to otherwise provide a service,
     . loss of the right to participate in various federal programs, including the Medicare Supplement and Medicare Risk program, or
     .    the imposition of fines, penalties and other sanctions.

RightCHOICE's profitability is affected by its ability to maintain its current provider agreements or to enter into other appropriate agreements.

RightCHOICE's profitability is dependent upon its ability and the ability of its subsidiaries to contract on favorable terms with hospitals, physicians and other health care providers. The failure to secure cost-effective health care provider contracts may result in a loss in membership or higher medical costs. In addition, RightCHOICE's and its subsidiaries' inability to contract with providers, or the inability of providers to provide adequate care, could materially affect RightCHOICE.

A reduction in the number of subscribers to RightCHOICE's health care programs could have an adverse effect on the business and profitability of RightCHOICE.

A reduction in the number of subscribers to RightCHOICE's health care programs could adversely affect RightCHOICE's financial position, results of operations and cash flows. Factors that could contribute to the loss of membership include:

     .    failure to obtain new customers or retain existing customers,
     .    premium increases and benefit changes,
     .    RightCHOICE's exit from markets,
     .    reductions in work force by existing customers, or
     .    negative publicity and news coverage.

RightCHOICE is dependent upon key members of management.

RightCHOICE's success is dependent, to a significant extent, on key management members, including those listed under "Executive Officers" of Part III, Item 10 of this Annual Report. Competition for highly skilled people with extensive experience in the health care industry is intense. RightCHOICE believes that its key management members have significant experience and competence in the managed care industry that would be difficult to replace. All of RightCHOICE's key management members may voluntarily terminate their employment with RightCHOICE at any time. The loss of current key management may result in a material adverse effect on RightCHOICE's results of operations, financial condition or business.

RightCHOICE needs to retain qualified employees.

RightCHOICE needs to retain qualified employees to meet its future needs. In addition, RightCHOICE faces intense competition for qualified employees, particularly during the present economic environment of low unemployment. The unemployment rate in Missouri is among the lowest in the nation at about 3.1%. RightCHOICE may not be able to attract and retain employees. Competition among potential employers may result in increased salaries or an inability to retain existing employees or attract additional employees. While RightCHOICE believes its current employee relations are good, competitive factors still could cause RightCHOICE to lose employees or have to pay more to retain them.

The health care industry is subject to negative publicity, which can adversely affect RightCHOICE's profitability.

The health care industry is subject to negative publicity. Negative publicity may result in increased regulation and legislative review of industry practices which may further increase RightCHOICE's costs of doing business and adversely affect its profitability by:

     . adversely affecting RightCHOICE's ability to market its products or services,
     .    requiring RightCHOICE to change its products and services, or
     . increasing the regulatory burdens under which RightCHOICE and its subsidiaries operate.

In addition, as long as RightCHOICE uses the Blue Cross and Blue Shield names and service marks in marketing its managed care products, any negative publicity concerning the Blue Cross and Blue Shield Association or other Blue Cross and Blue Shield Association licensees may adversely affect RightCHOICE and the sales of its managed care products.

The health care industry, including RightCHOICE, is subject to stock price and trading volume volatility.

From time to time, stock prices and the number of shares traded of companies in the health care industry experience periods of significant volatility. Both company specific issues and developments generally in the health care industry may cause this volatility. RightCHOICE's stock price may experience significant price and volume fluctuations in response to these and other factors.

The trading volume for RightCHOICE stock has historically been very low. Significant changes in volume could result in significant price fluctuations. For the one year period ended December 31, 1999, the trading price of RightCHOICE class A common stock has ranged from a low of $9.50 per share to a high of $13.00 per share, and the average daily trading volume was 7,356 shares.

RightCHOICE's business and operations may be adversely affected if its current information systems and the integrity of its proprietary information are not maintained.

RightCHOICE's business depends on its ability to maintain its information systems and to ensure the continued integrity of its proprietary information. RightCHOICE is committed to maintaining and enhancing existing information systems and developing new systems in order to keep pace with continuing changes in information processing technology, industry standards, and customer preferences. Failure to maintain effective and efficient information systems could cause the loss of existing customers, difficulty in attracting new customers, customer and provider disputes, regulatory problems, increases in administrative expenses or other adverse consequences.

If the information maintained by RightCHOICE is found or perceived to be inaccurate, or if the information were generally perceived to be unreliable, commercial acceptance of RightCHOICE's products would be adversely and materially affected. Furthermore, the use by all of RightCHOICE's businesses of patient data is regulated at federal, state, and local levels. These laws and rules change frequently. These changes could adversely affect RightCHOICE's business, financial condition and results of operations.

RightCHOICE is subject to litigation in the ordinary course of its business, including litigation based on new or evolving legal theories.

Due to the nature of their business, RightCHOICE and its subsidiaries are subject to a variety of legal actions relating to their business operations including claims relating to:

     .    the denial of health care benefits,
     . claims of vicarious liability for providers' actions or medical malpractice claims,
     .    provider disputes over compensation and termination of provider contracts,
     . disputes related to self-funded business, including actions alleging breach of fiduciary duties, claim administration errors and the failure to disclose network rate discounts and other fee and rebate arrangements,
     .    disputes over copayment calculations, and
     .    claims relating to customer audits and contract performance.

In addition, plaintiffs continue to bring new types of purported legal claims against managed care companies. The impact that these evolving theories of recovery may have on the managed care industry in general, or RightCHOICE and its subsidiaries in particular, cannot be determined with any degree of certainty.

RightCHOICE and its subsidiaries may, in the ordinary course of their business, be parties to a variety of legal actions such as:

     .    employment and employment discrimination-related suits,
     .    employee benefits claims,
     .    breach of contract actions,
     .    tort claims,
     .    anti-competitive claims, and
     . shareholder suits, including those related to securities matters and intellectual property litigation.

Recent court decisions and legislative activity increase the exposure of RightCHOICE and its subsidiaries to these claims. In some cases, substantial non-economic or punitive damages may be sought. The loss of even one of these claims, if it were to result in a significant punitive damage award, could adversely affect RightCHOICE's and its subsidiaries' financial condition or results of operations. This risk of potential liability may make reasonable settlements of claims more difficult to obtain.

RightCHOICE and its subsidiaries currently have, and anticipate that they will in the future have, insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, insurance coverage for all or some forms of liability may become unavailable or prohibitively expensive in the future.

RightCHOICE's credit agreement contains restrictions on the business and operations of RightCHOICE; failure to comply with these restrictions could adversely impact RightCHOICE.

RightCHOICE's credit agreement contains restrictions on RightCHOICE and its subsidiaries. RightCHOICE may not be able to achieve and maintain compliance with the requirements of its credit agreement. If that occurs, RightCHOICE's operations, financial condition or business may be adversely impacted. The restrictions in the credit agreement include:

     .    restrictions on additional indebtedness and liens,
     .    restrictions on payment of cash dividends or purchases of stock,
     .    restrictions on acquisitions, dispositions and mergers,
     .    limitations on indebtedness of RightCHOICE's subsidiaries,
     .    maintaining net worth and financial ratios, and
     . maintaining the licenses to use the Blue Cross and Blue Shield names and service marks.

Future losses related to the Missouri Consolidated Health Care Plan could adversely affect RightCHOICE.

In 1997, BlueCHOICE, a subsidiary of RightCHOICE, recorded a $29.5 million pre-tax charge related to a health maintenance organization contract with the Missouri Consolidated Health Care Plan. The Missouri Consolidated Health Care Plan is a Missouri public agency that purchases health care coverage for employees of the State of Missouri and selected public entities. It is currently the largest customer group served by BlueCHOICE. Continued losses related to the Missouri Consolidated Health Care Plan could adversely affect RightCHOICE. BlueCHOICE is contractually bound to serve the Missouri Consolidated Health Care Plan members through the year 2000 at rates originally contracted for in 1995. Under the current contract, even though a limited rate increase was made in August 1999 for the 2000 contract year, annual rate increases are not adequate to allow BlueCHOICE to recover its costs in serving those members.

The pre-tax charge of $29.5 million was based upon actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000. Management of RightCHOICE reviews the adequacy of this reserve on an ongoing basis. If the actual number of BlueCHOICE's members participating through the Missouri Consolidated Health Care Plan or medical cost trends differ materially from those assumed in RightCHOICE's actuarial estimates, the amount of the reserve recorded to date could be insufficient to cover all future losses that may be associated with the Missouri Consolidated Health Care Plan contract. As a result, these losses could have an adverse effect on RightCHOICE.

Blue Cross and Blue Shield of Missouri has voting control on all stockholder actions.

Blue Cross and Blue Shield of Missouri has voting control on all stockholder actions, including the sale or merger of RightCHOICE, a sale of substantially all of its assets and the election of all of RightCHOICE's directors. Blue Cross and Blue Shield of Missouri may have interests with respect to its ownership of RightCHOICE that diverge from those of RightCHOICE's public shareholders. RightCHOICE cannot provide any assurances that it will not be adversely impacted by the control that Blue Cross and Blue Shield of Missouri has with respect to matters affecting RightCHOICE.

There are other risks and uncertainties which may have an adverse effect on the business and profitability of RightCHOICE.

Additional risks and uncertainties that may affect the future results of operations, financial condition or business of RightCHOICE include, but are not limited to:

     . demand for, and market acceptance of, RightCHOICE's products and services,
     . the effect of economic and industry conditions on prices for RightCHOICE's and its subsidiaries' products and services and their cost structure,
     . the ability to develop and deliver new products and services and adapt existing products and services to meet customer needs and expectations,

     . the ability to keep pace with technological change in order to provide better service and remain competitive,
     . the ability to attract and retain capital for growth and operations on competitive terms, and
     .    changes in accounting policies and practices.

Forward-looking statements may prove inaccurate.

The statements included in this Annual Report regarding future financial performance and results and the other statements herein that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include those preceded by, followed by or that include the words "believes," "expects," "anticipates," "could," "plans," "projects," "may," "should" or similar expressions. These forward-looking statements involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, those risks discussed above. These forward-looking statements may prove inaccurate and investors should not view them as guarantees of future performance.

Strategies

Sales and marketing strategy

RightCHOICE's strategy includes growing underwritten member levels through targeted marketing efforts. Reflecting the market's desire for increased choice and access to a national provider network, emphasis will be placed on marketing RightCHOICE's PPO products, which deliver a national network through the BlueCard(R) program. RightCHOICE's marketing and sales efforts are targeted at the following markets: individuals, small employer groups (which RightCHOICE defines as groups from 2 to 25 employees), emerging markets (which RightCHOICE defines as groups with 26 to 99 employees) and middle/strategic markets (which RightCHOICE defines as groups of 100 employees or more). Sales efforts include the use of a small group marketing unit that has been successful in supporting sales to small employers in an efficient and timely manner. RightCHOICE's independent broker networks and direct sales staff market the full range of RightCHOICE's managed care products and services to new customers, and manage existing accounts to ensure client satisfaction and retention. Independent brokers are compensated pursuant to commission arrangements that vary depending on the particular company products and services sold.

Marketing efforts are supported by market research conducted internally as well as public relations efforts and advertising programs that utilize telemarketing, radio, television, direct mail and other media.

RightCHOICE is focused on a pricing strategy which endeavors to appropriately price its subsidiaries' health benefit plans in a manner which fully covers the health care costs and operating costs, inclusive of targeted operating profits, associated with the benefit plan or services purchased.

Medical management strategy

A major focus of RightCHOICE's service efforts has been to reduce the number of rules and processes in order to simplify member access to health care. RightCHOICE has eliminated precertification requirements on hundreds of medical procedures. Currently, the 30 procedures that still require precertification are generally those where experience suggests, based on recognized standards of care, that members may be at risk for over- or under- utilization of such procedures.

RightCHOICE recognizes the physician's expertise in managing patient care and wants to facilitate physicians' autonomy in the practice of medicine by offering physician groups the information needed to manage the delivery of health care services while achieving high levels of patient satisfaction. RightCHOICE's philosophy is to manage provider networks rather than to manage members. It designs benefit plans to encourage members to use network providers. The Physician Group Partners Program(R) provides primary care physicians in BlueCHOICE's commercial HMO with the opportunity to earn additional compensation by improving patient satisfaction and improving performance levels using nationally recognized health care industry standards while effectively managing the trend of costs for health care benefits. Currently, approximately 54% of the BlueCHOICE HMO network primary care physicians in St. Louis and central Missouri are enrolled in the program.

Technology, information and operations strategy

In 1995, RightCHOICE implemented a comprehensive information and operations strategy to assist in implementing its strategy of delivering access to managed medical care. RightCHOICE believes that managing health care benefits in the future will be highly dependent on readily accessing both member and provider medical information at a detail level that provides real-time analytical support. RightCHOICE's management receives capital expenditure authorizations from RightCHOICE's Board of Directors to expend funds for the project, subject to periodic review. In 1999, RightCHOICE incurred total expenditures of $6.6 million on this project, of which $4.3 million were capitalized. Cumulatively, since 1995, RightCHOICE has incurred total expenditures of $62.1 million on this project, of which $51.8 million were capitalized. In 2000, RightCHOICE anticipates that it will expend approximately $8.6 million related to this project, of which $6.5 million will be capitalized.

The primary transaction functions of RightCHOICE, including enrollment, membership maintenance, billing, rating, medical management, provider payments and customer service, are currently processed by a combination of legacy applications and newer software packages. In 1999, RightCHOICE completed a successful migration of its HMO product line to FACETS(R), a client server software package. Significant efforts during 2000 will focus on providing additional automated functionality supporting FACETS(R), which includes increasing the stability and reliability of technical processes and establishing large-scale processing capabilities in preparation for future product line migrations. RightCHOICE augments its processing applications with other technologies:

 .    electronic data interface for claim capture,
 .    imaging for claim storage and workflow,
 .    middleware for inter-platform communication and routing logic, and
 .    robust data network to support its personal computer based workstations.

RightCHOICE continues to improve access to key business data through the use of its data warehouse. RightCHOICE's data warehouse usage has increased 43% in 1999 while the average query response time has decreased by 33%. Critical business functions ranging from quarterly premium rating and reserve calculations to disease management programs are supported by the data warehouse.

In 2000, RightCHOICE's technology strategy includes electronic commerce through the internet. These efforts began in 1999 by completing the redesign of the current internet web site as well as increasing links to other related internet web pages. Overall the effort is focused on increasing access to standard information, providing transaction functionality for high volume processes and increasing connectivity with targeted clients. These capabilities support RightCHOICE's goals of improving service and retaining members.

The Health Insurance Portability and Accountability Act of 1996 is a compendium of government regulations, a part of which focuses on the security and confidentiality of a member's transactions with health care providers and payers, as well as the standardization of certain electronic transaction code sets and provider identifiers. During 2000, RightCHOICE will continue to assess the standard code set requirements established by these regulations. The implementation of security and encryption standards will require robust safeguards to guard data integrity, confidentiality and availability of information. RightCHOICE has not fully assessed the financial impact related to full compliance with the Health Insurance Portability and Accountability Act of 1996; however, RightCHOICE believes the financial impact could be material. See "Regulation - Health Insurance Portability and Accountability Act and other federal legislation."

See "Year 2000 issue" of Part II, Item 7, Management's Discussion and Analysis, for more information related to RightCHOICE's Year 2000 program.

General and administrative strategy

RightCHOICE will continue to pursue initiatives to streamline operations and reduce general and administrative expenses, including expanded use of intranet and internet technologies. During 1999, RightCHOICE completed the transition of its HMO business from an older, transaction-based system to a state-of-the-art client-server based system, FACETS. During 2000, RightCHOICE will focus on enhancing processes in the FACETS(R) environment and plans to begin migrating the bulk of the rest of its business operations to the FACETS(R) system toward the end of the year 2000.

Competition

The managed care industry is highly competitive, both nationally and in RightCHOICE's market area. Participants compete for members primarily on the basis of price, scope and design of benefits, access to providers and reputation of the plan sponsor and participants. RightCHOICE also competes with other managed care organizations for contracts with hospitals, independent physicians, physician groups and other providers.

In the metropolitan area of St. Louis and other regions in Missouri, the managed care market is highly competitive, with a number of established competitors offering a variety of benefit plans. The penetration of managed health care is substantially less in other regions of Missouri where RightCHOICE competes with traditional indemnity plans and smaller networks. RightCHOICE's major competitors include commercial insurance carriers, other HMOs and PPOs as well as provider service organizations, third-party administrators, utilization review companies, and others, many of which are operated as part of a regional or national network. Many competitors that have regional or national networks have broader geographic coverage, larger total memberships, and in many instances have greater financial resources than RightCHOICE.

Regulation

Government regulation of the products and services offered by RightCHOICE varies from jurisdiction to jurisdiction and is subject to change. RightCHOICE and its subsidiaries are primarily subject to the insurance laws and regulations of the States of Missouri and Illinois, the insurance laws and regulations of the other jurisdictions in which RightCHOICE and its subsidiaries are licensed or authorized to do business and certain federal laws and regulations. These insurance laws and regulations generally give state and federal regulatory authorities broad supervisory, regulatory and administrative powers over insurance companies and insurance holding companies with respect to most aspects of their insurance businesses. This regulation is intended primarily for the benefit of the policyholders of the insurance companies. RightCHOICE and its subsidiaries are in litigation relating to their compliance with various federal and state regulations as described in Note 13 "Contingencies" of Part II, Item 8, Financial Statements and Supplementary Data.

Insurance holding company regulation

RightCHOICE is subject to regulation as a member of an insurance holding company. Missouri and Illinois insurance holding company laws and regulations generally require members of insurance holding companies to file with the respective Departments of Insurance certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Missouri insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of, certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent holding companies and affiliates.

Insurance company regulation

The operations of RightCHOICE's subsidiaries, Healthy Alliance Life Insurance Company, BlueCHOICE, HealthLink HMO, and RightCHOICE Insurance Company, are subject to regulation and supervision by regulatory authorities of the various jurisdictions in which they are licensed to conduct business. Regulatory authorities exercise extensive supervisory power over insurance companies and health maintenance organizations in regard to:

 .    licensing,
 .    the amount of reserves that must be maintained,
 .    the approval of their forms and policies used,
 .    the nature of, and limitation on, their investments,
 .    the periodic examination of their operations,
 .    the form and content of annual statements and other reports required to be filed on their financial condition, and
 .    the establishment of their capital requirements.

The subsidiaries of RightCHOICE mentioned above are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, these subsidiaries are periodically examined by the insurance departments of the jurisdictions in which they are licensed to do business.

Risk-based capital requirements

In 1993, Missouri adopted statutory risk-based capital requirements for life and health insurance companies. In 1998, Missouri adopted the risk-based capital requirements for health maintenance organizations which the National Association of Insurance Commissioners adopted the same year. The formula for calculating such risk-based capital requirements, set forth in instructions adopted by the National Association of Insurance Commissioners, is designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to the individual insurance company's business. Under these laws, life and health insurance companies and health maintenance organizations must submit a report of their risk-based capital level as of the end of the previous calendar year. In addition, the Blue Cross and Blue Shield Association requires RightCHOICE to meet more stringent risk-based capital requirements than that required under the National Association of Insurance Commissioners and Missouri guidelines.

Because the total adjusted capital of Healthy Alliance Life Insurance Company, RightCHOICE Insurance Company, BlueCHOICE, and HealthLink HMO, determined in accordance with the risk-based capital instructions adopted by the National Association of Insurance Commissioners on a fully phased-in basis, exceed all risk-based capital minimum requirements (including the requirements of the Blue Cross and Blue Shield Association), RightCHOICE believes that the risk-based capital requirements will not have any immediate impact upon Healthy Alliance Life Insurance Company, RightCHOICE Insurance Company, BlueCHOICE, or HealthLink HMO or their operations. If in the future the risk-based capital results were to decline, the risk-based capital requirements could have a material effect upon their operations and the amount of regulatory oversight to which they are subject.

In addition to adopting the risk-based capital requirements in 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles, which provides interpretive guidance on statutory accounting principles and will replace the current manual of Accounting Practices and Procedures adopted by the National Association of Insurance Commissioners. The National Association of Insurance Commissioners is now considering amendments to the Codification of Statutory Accounting Principles that would be effective on the recommended implementation date of January 1, 2001. The Codification of Statutory Accounting Principles provides new interpretive guidance for some existing statutory accounting principles, changes current statutory accounting principles in some areas and requires the filing of new insurance reports. RightCHOICE's management believes that it is more likely than not that the Missouri and Illinois legislatures will enact the Codification of Statutory Accounting Principles. RightCHOICE has not estimated the potential effect of the Codification of Statutory Accounting Principles if adopted.

Restrictions on dividends

Insurance laws and regulations restrict the payment of dividends by life insurance companies and health maintenance organizations in a holding company system. These laws generally limit the dividends that a life insurance company may pay to an amount which, together with the amount of dividends and distributions paid by the insurance company during the immediately preceding 12 months, does not exceed the greater of: (1) 10% of the insurance company's surplus as regards policyholders as of the preceding December 31, or (2) the insurance company's net gain from operations for the preceding calendar year.

For all other insurers (including HMOs), these laws generally limit the dividends that a company may pay to an amount which, together with the amount of dividends and distributions paid by the insurer during the immediately preceding 12 months, does not exceed the lesser of: (1) 10% of the insurer's surplus as regards policyholders as of the preceding December 31, or (2) the net investment income for the 12-month period ending as of the preceding December 31.

In addition, for all insurers, the amount of dividends that may be paid without regulatory approval is limited by the amount of the insurer's earned surplus. Earned surplus is the portion of surplus that represents the insurer's cumulative earnings less dividends paid in prior periods. Any proposed dividend in excess of the limitations described above is deemed to be an "extraordinary dividend" and requires prior approval by the appropriate Director of Insurance.

At December 31, 1999, Healthy Alliance Life Insurance Company, BlueCHOICE, RightCHOICE Insurance Company, and HealthLink HMO had surplus of approximately $82 million, $17 million, $2 million, and $7 million, respectively. At December 31, 1999, RightCHOICE's insurance subsidiaries did not have a significant amount of earned surplus available for dividend payment without the prior approval of the appropriate Director of Insurance.

HMO regulation

BlueCHOICE and HealthLink HMO are subject to health care related regulation by both state and federal regulatory authorities. BlueCHOICE, as a federally qualified HMO, is subject to regulation and review by the U.S. Department of Health and Human Services and other federal authorities. In 1997, a comprehensive managed care law, known as House Bill 335, became effective in Missouri. This law, together with other state and federal laws, governs many aspects of the operations of BlueCHOICE and HealthLink HMO, including:

 .    procedures for managing utilization of health care services,
 .    procedures for quality assurance,
 .    enrollment requirements,
 .    covered benefits,
 .    relationships between the HMO and its members and health care providers,
     and
 .    financial condition, including reserves and cash flow requirements.

Third-party administrator regulation

RightCHOICE, HealthLink HMO, and EPOCH, RightCHOICE's 50%-owned subsidiary, are required to obtain a certificate of authority from the Departments of Insurance in the various states in which they operate in connection with certain of their benefit administration services and are subject to various statutory requirements, including:

 .    record-keeping and retention,
 .    fiduciary obligations with respect to premiums collected,
 .    limitations on commissions and fees, and
 .    notice and reporting requirements.

Third-party administrator activities are also subject to the provisions of the Employee Retirement Income Security Act of 1974.

Preferred Provider Organization (PPO) regulation

In connection with its PPO services, HealthLink is required to obtain a certificate of authority from the Departments of Insurance in the states in which it operates in connection with its PPO services and is subject to various statutory requirements, including provider and client contracting requirements and notice and reporting requirements.

Utilization review regulation

RightCHOICE and HealthLink provide management, review and coordination of the utilization of health care services. RightCHOICE and HealthLink are required to be registered with, or obtain a certificate of authority from, the Departments of Insurance in the various states in which they operate in connection with their utilization review services and are subject to various statutory requirements, including notice and reporting requirements.

Health Insurance Portability and Accountability Act and other federal legislation

The Health Insurance Portability and Accountability Act of 1996, originally known in the Senate as the Kennedy-Kassebaum bill, was signed into law on August 21, 1996. The Health Insurance Portability and Accountability Act and the implementing regulations that have since been adopted impose new obligations for issuers of health insurance coverage and health benefit plan sponsors. This law requires guaranteed issuance of health coverage for small employers having 50 or fewer employees and for individuals who meet certain eligibility requirements. It also requires guaranteed renewability of health coverage for most employers and individuals. The law limits exclusions based on preexisting conditions for individuals covered under group policies to the extent the individuals had prior creditable coverage. This law also has numerous operational requirements that are part of the administrative simplification section of the law.

RightCHOICE has not fully assessed the financial impact related to full compliance with the Health Insurance Portability and Accountability Act of 1996 and its regulations; however, RightCHOICE believes such financial impact could be material.

Recent health care reform legislation

The Balanced Budget Act of 1997, and the related regulations, established a new Medicare+Choice program that was intended to significantly expand the health care options to Medicare beneficiaries. The Balanced Budget Act of 1997 imposed a number of new restrictions and requirements on health plans, such as BlueCHOICE, that offer a Medicare+Choice plan. In addition, in 1999, the State of Illinois passed legislation, known as the Managed Care Reform and Patient Rights Act, that affects the activities of insurance companies, health maintenance organizations, utilization review organizations and preferred provider organizations, which now impose a number of new contracting requirements, quality of care standards, grievance procedures, and access and continuity of care requirements. Many of these requirements are similar to the requirements of House Bill 335 that was enacted in Missouri in 1997. Additionally, the Illinois legislation institutes small group reform in the State of Illinois for employer groups of two to fifty employees. Although the impact of the provisions of this recent legislation and any future legislation cannot be fully predicted at this time, RightCHOICE believes that the ultimate outcome will not have a material adverse effect on RightCHOICE. However, RightCHOICE cannot provide any assurances that it or its subsidiaries will be able to obtain or maintain required governmental approvals or licenses or that any current or proposed federal and state legislation or other regulatory reform imposed on RightCHOICE and its subsidiaries will not have a material adverse effect on their business or results of operations in the future.

Proposed health care reform legislation

The federal and state governments continue to enact and seriously consider many legislative and regulatory proposals that have impacted, or would materially impact, various aspects of the operations and business of RightCHOICE and its subsidiaries. For example, the United States House of Representatives passed the "Bipartisan Consensus Managed Care Improvement Act," also known as the Norwood-Dingell bill, which would, if it became law, among other things, impose limits on the methods of operation for group health plans and health insurance issuers, limit the ability of group health plans and health insurance issuers to define medical necessity for purposes of coverage, and permit group health plans and health insurance issuers to be sued in state courts for coverage determinations. This and other proposals, including those referred to generally as the "Patients Bill of Rights," could impose additional restrictions or obligations on the operations of RightCHOICE. In addition, the U.S. Department of Health and Human Services has issued proposed rules, as contemplated by the Health Insurance Portability and Accountability Act of 1996, which would, if the rules are adopted, among other things, impose security and confidentiality requirements with respect to a member's transactions with health care providers and payors, as well as requirements for the standardization of certain electronic transaction code sets and provider identifiers.

It is uncertain whether RightCHOICE can recoup, through higher premiums or other measures, the increased costs caused by any new legislation or regulation, or any court or regulatory decision that expands or reduces the interpretation or application of existing statutes and regulations (for example, decisions that increase RightCHOICE's and its subsidiaries' responsibilities under the Employee Retirement Income Security Act of 1974 or reduce the scope of this law's preemption). While certain of these measures would adversely affect RightCHOICE and its subsidiaries, at this time RightCHOICE cannot predict the extent of this impact or which of (or in what form) the pending laws or rules will be enacted or adopted.

Employees

RightCHOICE employed approximately 1,950 full time employees, including 510 HealthLink employees, as of December 31, 1999, compared to 1,800 full time employees, including 370 HealthLink employees, as of December 31, 1998, none of whom is subject to a collective bargaining agreement. RightCHOICE believes that its employee relations are good.

                              ITEM 2. PROPERTIES
                              ------------------

As of December 31, 1999, RightCHOICE owned or leased the following facilities which it considers material to its operations:

                                                                      Square      Owned or
               Type of Facility                   Location            Footage      Leased
               ----------------                   --------            -------      ------
          Corporate Headquarters               St. Louis, MO          343,017      Leased
          Document Storage Warehouse           St. Louis, MO           91,119      Leased
          HealthLink, Inc. Headquarters        St. Louis, MO           61,829      Leased
          Southwest Regional Office            Springfield, MO         30,000       Owned
          Southeast Claims Training            Cape Girardeau, MO       3,230      Leased
          Southeast Claims Office              Cape Girardeau, MO      42,000      Leased
          Central Marketing Office             Columbia, MO             5,000      Leased

                           ITEM 3. LEGAL PROCEEDINGS
                           -------------------------

RightCHOICE is a party to various material legal proceedings which are detailed in Note 13 "Contingencies" of Part II, Item 8, Financial Statements and Supplementary Data.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          -----------------------------------------------------------

There were no items submitted to a vote of security holders in the fourth quarter of 1999.

                                    PART II

          ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          ---------------------------------------------------------
                              STOCKHOLDER MATTERS
                              -------------------

RightCHOICE's class A common stock has been traded on the New York Stock Exchange under the symbol "RIT" since August 1, 1994. There were 230 common shareholders of record on March 8, 2000. As of March 8, 2000, the reported closing sale price per share was $12.25. The outstanding common shares listed below represent the total of the outstanding class A common stock and outstanding class B common stock as of each quarter end.

Shareholders' data

                                                                  1999
                               4th Quarter         3rd Quarter         2nd Quarter          1st Quarter
-------------------------------------------------------------------------------------------------------------
Outstanding common shares       18,673,200         18,673,200           18,672,900            18,672,900
Market price:
Quarter ending                    $11 1/2           $10 9/16             $11 7/16               $10 3/4
Range                          $9 1/2 - $12    $10 3/8 - $11 5/8    $10 3/4 - $12 1/8       $10 1/4 - $13

                                                                  1998
                               4th Quarter         3rd Quarter         2nd Quarter          1st Quarter
-------------------------------------------------------------------------------------------------------------
Outstanding common shares       18,672,900         18,672,900           18,671,500            18,671,500
Market price:
Quarter ending                    $11 1/2            $10               $12 11/16               $9 13/16
Range                          $8 9/16 - $12    $8 1/2 - $13 1/8    $8 3/8 - $12 11/16     $8 3/8 - $10 7/8

Dividends

RightCHOICE has not paid dividends on its class A common stock or class B common stock and anticipates that no dividends will be paid on its class A common stock or class B common stock in the foreseeable future. Further, RightCHOICE is currently restricted in its ability to pay cash dividends as explained in Note 10 "Long-term debt and commitments" in Part II, Item 8, Financial Statements and Supplementary Data.

                 ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
                 --------------------------------------------

                                                                 Year ended December 31,
                                             ---------------------------------------------------------------
Consolidated Statements of Income data           1999         1998           1997        1996         1995
--------------------------------------           ----         ----           ----        ----         ----
                                                           (in thousands, except per share data)
Revenues.................................      $816,912     $767,512      $719,411     $653,375     $591,880
Operating expenses.......................       797,245      771,759       780,411      666,954      572,847
Operating income (loss)..................        19,667       (4,247)      (61,000)     (13,579)      19,033
Investment income, net...................        12,851       18,669        33,184       17,532       18,344
Other, net...............................        (4,125)      (4,918)       (5,739)      (5,320)      (3,327)
Net income (loss)........................        17,216        5,660       (24,034)      (2,027)      23,570
Basic and diluted earnings (loss)
    per share............................      $   0.92     $   0.30      $  (1.29)    $  (0.11)    $   1.26


                                                                        December 31,
                                             ---------------------------------------------------------------
Consolidated Balance Sheet data                  1999         1998           1997        1996         1995
-------------------------------                  ----         ----           ----        ----         ----
                                                           (in thousands, except per share data)
Total assets.............................      $523,213     $508,678      $506,363     $532,144     $516,388
Long-term obligations....................        58,061       68,718        88,845       86,776       89,060
Shareholders' equity.....................       157,543      145,874       140,865      172,954      173,221
Available cash and investments (a).......         9,085       12,494         8,279       48,472       56,753
Book value per share.....................      $   8.44     $   7.81      $   7.54     $   9.26     $   9.27
Tangible book value per share............          4.61         3.82          3.36         4.76         4.93

     (a) Amounts represent cash and investments available for general corporate use without regulatory approval.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     -------------------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto and the information set forth under the caption "Risk Factors" of Part I, Item I, General Business, of this Annual Report, and under the caption in Note 13 "Contingencies" of Part II,
Item 8, Financial Statements and Supplementary Data, of this Annual Report.

Results of operations

RightCHOICE offers a comprehensive array of managed health care products and services that it segregates into two distinct segments: underwritten and self-funded. RightCHOICE's underwritten segment includes preferred provider organization (PPO), point of service (POS), health maintenance organization
(HMO), Medicare supplement, specialty managed care, and managed indemnity benefit plans. RightCHOICE's self-funded segment includes third-party administrator services, administrative services only for self-insured organizations, network rental services for self-insured organizations, insurance companies and other organizations, and life insurance agency services.

Revenue

The following table sets forth revenue (in thousands) by product group for the years ended December 31, 1999, 1998, and 1997:

                                                         For the year ended December 31,
                                                         -------------------------------
          Product Group                                   1999        1998        1997
          -------------                                   ----        ----        ----
              PPO:
                 Alliance PPO.....................      $209,487    $191,855    $197,329
                 AllianceCHOICE POS...............       167,392     151,034     124,890
              HMO (includes other POS)............       211,910     206,292     183,485
              Medicare supplement.................        92,314      94,951      97,157
              Managed indemnity...................         3,659       7,627      12,531
              Other specialty services............        47,389      42,728      38,875
                                                        --------    --------    --------
                   Total premium revenue..........       732,151     694,487     654,267
              ASO/Self-funded and other income....        84,761      73,025      65,144
                                                        --------    --------    --------
                   Total revenues.................      $816,912    $767,512    $719,411
                                                        ========    ========    ========

Operating ratios

The following table sets forth selected operating ratios. The medical loss ratio reflects health care services expense as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and fees and other income combined:

                                                         For the year ended December 31,
                                                         -------------------------------
                                                          1999        1998        1997
                                                          ----        ----        ----
        Operating revenues:
          Premium revenue............................     89.6%       90.5%       90.9%
          Fees and other income......................     10.4%        9.5%        9.1%
                                                         ------      ------      ------
                                                         100.0%      100.0%      100.0%
                                                         ======      ======      ======
        Operating ratios:
          Medical loss ratio.........................     82.2%       83.5%       84.8%
                                                         ------      ------      ------
          Commission expense ratio...................      4.0%        4.1%        4.1%
                                                         ------      ------      ------
          General and administrative expense ratio...     20.0%       20.8%       22.7%
                                                         ------      ------      ------
          Adjusted general and administrative
             expense ratio (excludes depreciation
             and amortization).......................     17.9%       18.3%       19.5%
                                                         ------      ------      ------

Membership

The following table sets forth the number of members by product category:

                                                              December 31,
                                                              ------------       % Increase/
        Product Group                                       1999       1998      (Decrease)
        -------------                                       ----       ----      ----------
        Underwritten:
          PPO:
            Alliance PPO.............................      149,769     141,225        6.0
            AllianceCHOICE POS.......................      130,192     127,907        1.8
          HMO:
            Commercial (includes other POS)..........      128,215     129,417       (0.9)
            Blue Horizons Medicare HMO...............        4,914       5,432       (9.5)
          Medicare supplement........................       53,460      57,966       (7.8)
          Managed indemnity..........................        1,752       2,777      (36.9)
                                                         ---------   ---------
                                                           468,302     464,724        0.8
                                                         ---------   ---------
        Self-funded:
          PPO........................................       44,355      43,688        1.5
          HMO........................................        7,152       8,843      (19.1)
          ASO (includes HealthLink):
            Workers' compensation....................      516,107     449,986       14.7
            Other ASO*...............................    1,250,436   1,155,658        8.2
                                                         ---------   ---------
        Total membership.............................    2,286,352   2,122,899        7.7
                                                         =========   =========

       * does not include 391,021 and 455,006 additional third-party administrator members as of December 31, 1999, and 1998, respectively, that are part of The EPOCH Group, L.C., a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995.

Comparison of results for 1999 to the results for 1998

Revenues

Underwritten

Premium revenue increased $37.7 million to $732.2 million in 1999 from $694.5 million in 1998. As described below, components of premium revenue were affected by shifts in product mix, rate increases and other factors; and as a result, such increase in premium revenue may not be indicative of future periods. RightCHOICE and its subsidiaries will continue to strive to establish premium rates based on anticipated health care costs. Depending on future competition, customer acceptance of premium increases, future health care cost trends or other factors, RightCHOICE cannot provide any assurances that it will be able to price the products of its subsidiaries consistent with health care cost trends.

Recently, competitors of RightCHOICE have announced their intention to exit the Missouri market, which is RightCHOICE's primary sales area. A reduction in the number of competitors for the Missouri market share may have a positive impact on RightCHOICE's ability to attract and maintain membership; however, RightCHOICE cannot provide any assurances that it will attract or retain membership as a result of the changing competitive landscape.

PPO premium revenue increased $34.0 million in 1999 -- $40.5 million increase due to an 11.5% increase in net premium rates, partially offset by a $6.5 million decrease resulting from a slight decrease in member months. The term member months refers to the cumulative number of members added together over a specific time period. Thus, for a year, member months are determined by adding together the membership counts for all twelve months. Net premium rates increased due in part to overall premium renewal rate increases ranging from 7% to 19% during 1999 enrollment periods. Net premium rate increases are at the lower end of the overall premium increase range due in part to changes in deductibles, the timing of group renewals throughout the year and product mix changes. Alliance PPO membership increased by 8,544 members from December 31, 1998, to December 31, 1999, and AllianceCHOICE POS membership increased by 2,285 over the same time period. RightCHOICE began offering PPO products in Illinois at the end of first quarter 1997. Included in the Alliance PPO member count are 14,248 PPO Illinois members as of December 31, 1999, an increase of 7,212 from December 31, 1998.

HMO premium revenue increased $5.6 million in 1999, or 2.7% -- $22.4 million due to a 10.0% increase in net premium rates, partially offset by a $16.8 million decrease resulting from a 6.6% decrease in member months. Net premium rates increased in part due to overall premium renewal rate increases of 7% to 19% during 1999 enrollment periods. Net premium rate increases are lower than the overall premium increase range because of:

 .    HMO competition in BlueCHOICE's HMO service areas,
 .    shifts in chosen benefit levels,
 .    changes in the geographic mix of the HMO business,
 .    product mix shifts, and
 .    the status of a large group, the Missouri Consolidated Health Care Plan, comprised of approximately 39,500 members as of December 31, 1999, with which BlueCHOICE has historically had a limited ability to increase premium rates.

Membership in the Missouri Consolidated Health Care Plan increased by 6,277 members from December 31, 1998 to December 31, 1999. Effective January 1, 2000, the Missouri Consolidated Health Care Plan pricing increased by approximately 21% pursuant to a contract amendment. See "Liquidity and Capital Resources" below. Excluding the Missouri Consolidated Health Care Plan, membership in RightCHOICE's HMO products decreased over the same time period by 7,997 members, primarily due to RightCHOICE's pricing strategy.

Premium revenue from Medicare supplement decreased by $2.6 million in 1999 -- $7.3 million decrease resulting from a 7.4% decrease in member months, partially offset by a $4.7 million increase because of a 5.0% increase in net premium rates. Membership in RightCHOICE's Medicare supplement products has decreased in part due to subscribers opting for Medicare-risk programs, similar to RightCHOICE's Blue

Horizons Medicare HMO product, in which medical benefits are at least as comprehensive as Medicare benefits for persons eligible to receive Medicare (parts A and B) at no additional cost to the member.

Managed indemnity premium revenue decreased by $4.0 million primarily as a result of a 58.5% decline in member months. Member month declines are consistent with RightCHOICE's strategy to move toward more highly managed care products. With the exception of a short-term medical product, RightCHOICE no longer sells managed indemnity products, but continues to renew coverage for those members who wish to remain in these managed indemnity programs.

Revenue from other specialty services, which includes certain of RightCHOICE's drug and dental health care benefit plans, increased $4.7 million -- $7.3 million increase as a result of a 17.6% increase in net premium rates partially offset by a $2.6 million decrease resulting from a 5.7% decrease in member months. Specialty product membership related to RightCHOICE's drug products increased slightly in 1999 as a result of growth in RightCHOICE's Alliance group membership, growth in the RightCHOICE Insurance Company group membership, and an increase in the AllianceCHOICE group membership. The increase in membership for drug products was offset by larger decreases in RightCHOICE's dental product member months, which decreased by 22.4% due to competition from dental products that are priced below RightCHOICE's dental product. RightCHOICE intends to design a more competitive dental product in 2000. The large net premium rate increases primarily relate to RightCHOICE's drug products and correspond to the high levels of prescription utilization and trends that RightCHOICE, as well as the industry as a whole, have experienced in recent years.

Self-funded

Fees and other income from administrative services only, network services and life insurance commission revenues increased in 1999 by $11.7 million. These increases are primarily due to increased 1999 revenues of $14.2 million from HealthLink, RightCHOICE's network rental and managed care service subsidiary. HealthLink's revenues increased as a result of an 11.5% increase in membership during 1999 which was partially due to expansion into new territories. Additionally, HealthLink's membership increases during this period included a transfer of approximately 10,000 members to HealthLink from RightCHOICE's other self-funded plans.

Operating expenses

The overall medical loss ratio of RightCHOICE and its subsidiaries decreased to 82.2% in 1999 from 83.5% in 1998. The medical loss ratio experienced in 1999 is lower compared to that in 1998 due in part to RightCHOICE's pricing strategy, which resulted in an overall increase in the premium per member per month of approximately 10.2% in 1999 as compared to 1998. The medical expense on a per member per month basis increased by approximately 8.4% in 1999 as compared to 1998.

RightCHOICE continues the efforts initiated in 1998 to modify its pharmacy benefits management program and recontract with physicians and ancillary service providers. The drug cost trend increase ranged from approximately 10% to 20%, driven by a combination of factors, including:

 .    introduction of new drug therapies,
 .    physicians' use of newer, more expensive drugs, and
 .    physicians' decreased use of generic drugs in favor of specific drugs promoted by pharmaceutical companies.

RightCHOICE is continuing its strategy for managing drug costs by utilizing a three-tier drug benefit design that allows members to make choices among generic, preferred drugs (drugs which are part of RightCHOICE's preferred drug list), or other brand name drugs, albeit at different copayment levels.

Approximately 79% of RightCHOICE's members with a drug benefit under a product underwritten by a subsidiary of RightCHOICE were enrolled in the three-tiered pharmacy benefit programs as of December 31, 1999. In 1999, RightCHOICE recognized a 26% savings on the three-tier program as compared to the two-tier drug program. Physician education, utilization and prescribing pattern analysis will be increased through the assistance of an on-site pharmacist whose services were negotiated through RightCHOICE's pharmacy benefit contract, which runs through 2002. RightCHOICE will also continue its hospital, physician and service recontracting strategy, using the more detailed data and analysis available through RightCHOICE's information and operations strategy. RightCHOICE cannot assure investors that its initiatives to manage future increases in medical and pharmacy cost trends to improve the medical loss ratio will be effective.

Commission expense increased by $1.1 million, or 3.4%, in 1999. The commission expense ratio of 4.0% for 1999 compares to 4.1% in 1998.

General and administrative expenses, excluding depreciation and amortization, increased $5.7 million in 1999 compared to 1998. This increase is directly attributable to HealthLink's geographic and member expansion efforts. RightCHOICE's general and administrative expense ratio, excluding depreciation and amortization, decreased to 17.9% in 1999 compared to 18.3% in 1998.

Depreciation and amortization expenses decreased to $17.2 million in 1999 from $19.3 million in 1998. Amortization expenses for completed components of RightCHOICE's information and operations strategy project decreased by $1.3 million in 1999 compared to 1998. The decrease in amortization for the information and operations strategy project is due in part to RightCHOICE's change in the estimated useful life of the capitalized software from five to seven years.

Operating income (loss)

RightCHOICE's results from operations improved from an operating loss of $4.2 million in 1998 to an operating income of $19.7 million in 1999. Pricing strategies, medical cost management, and controlled general administrative expense contributed to the increase in operating income in 1999.

The operating loss for RightCHOICE's underwritten segment decreased to $4.4 million in 1999 from $23.1 million in 1998. The significant improvement is due to RightCHOICE's aforementioned successful pricing strategies and cost management efforts.

The operating income for RightCHOICE's self-funded segment increased to $24.1 million in 1999 from $18.8 million in 1998. This improvement is due primarily to HealthLink's continued profit growth from increased membership and regional expansion. HealthLink's operating income increased by $7.7 million in 1999 as compared to 1998. HealthLink's operating income is inclusive of $2.8 million and $2.8 million in 1999 and 1998, respectively, for amortization expenses related to goodwill and other intangible assets that were acquired through RightCHOICE's HealthLink acquisition.

Net investment income

Net investment income includes investment income in the form of interest and dividend income and net realized gains or losses from the sale of portfolio securities. Net investment income of $12.9 million represents a $5.8 million decrease from 1998 primarily as a result of a $4.4 million decrease in net realized gains.

Provision for income taxes

RightCHOICE's effective income tax provision rate was 39.4% and 40.4% for 1999 and 1998, respectively. RightCHOICE's effective tax provision rates for 1999 and 1998 were affected by non-deductible goodwill amortization, among other things. Due to a change in the filing status for the State of Missouri during 1998, RightCHOICE's 1999 and 1998 state income tax provisions were favorably impacted. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 1998, RightCHOICE maintained a valuation allowance of $0.1 million relating to items in which uncertainty existed with respect to the future realization of the undistributed losses of minority-owned subsidiary companies. During 1999, RightCHOICE determined that this uncertainty no longer existed. Based upon all the available evidence, management believes it is more likely than not that RightCHOICE will realize its deferred tax assets as of December 31, 1999, and, accordingly, no valuation allowance has been provided against such assets as of December 31, 1999.

Net income

RightCHOICE's net income for 1999 increased to $17.2 million, or $0.92 per share, as compared to net income of $5.7 million, or $0.30 per share for 1998, as a result of the factors noted above.

Comparison of results for 1998 to the results for 1997

Revenues

Underwritten

Premium revenue increased $40.2 million to $694.5 million in 1998 from $654.3 million in 1997. As described below, components of premium revenue were affected by shifts in product mix, rate increases and other factors; and as a result, such increase in premium revenue may not be indicative of future periods.

PPO premium revenue increased $20.7 million in 1998 -- $36.3 million increase due to an 11.0% increase in net premium rates, partially offset by a $15.6 million decrease resulting from a 4.1% decrease in member months. Net rates increased due in part to overall premium renewal rate increases averaging 7% to 19% during 1998 enrollment periods. Net premium rate increases are at the lower end of the overall premium increase range due in part to changes in deductibles, the timing of group renewals throughout the year and product mix changes. Alliance PPO membership decreased by 8,114 members from December 31, 1997, to December 31, 1998, and AllianceCHOICE POS membership decreased by 4,017 over the same time period. Net membership decreases are due primarily to RightCHOICE's aforementioned pricing strategy during 1998. Included in the Alliance PPO member count are 7,000 PPO Illinois members as of December 31, 1998, an increase of 4,800 from December 31, 1997.

HMO premium revenue increased $22.8 million, or 12.4% -- $16.7 million increase due to an 8.0% increase in net premium rates and a $6.1 million increase resulting from a 4.1% increase in member months. Net premium rates increased in part due to overall premium renewal rate increases of 7% to 19% during 1998 enrollment periods. Net rate increases are lower than the overall premium increase range because of:

 .    HMO competition in RightCHOICE's HMO service areas,
 .    shifts in chosen benefit levels,

 .    changes in the geographic mix of the HMO business,
 .    product mix shifts, and
 .    status of one large group, the Missouri Consolidated Health Care Plan, comprised of 33,200 members as of December 31, 1998, with which BlueCHOICE has historically had limited ability to increase premium rates.

Membership increases were driven primarily by an enrollment increase of 6,000 members in the Missouri Consolidated Health Care Plan products from December 31, 1997, to December 31, 1998. HMO membership in non-Missouri Consolidated Health Care Plan products (and excluding RightCHOICE's Medicaid product) decreased over the same period by 11,600 members or 10.2%, due primarily to RightCHOICE's aforementioned pricing strategy during 1998.

Effective March 1, 1998, RightCHOICE discontinued its Medicaid product in an 18-county central Missouri region. The decision to discontinue was made due to what RightCHOICE believes were unacceptable contract terms proposed by the State of Missouri. As of December 31, 1997, RightCHOICE had approximately 5,100 members enrolled in its Medicaid product.

Premium revenue from Medicare supplement decreased by $2.2 million in 1998. Member months decreased by 8.1% partially offset by a 6.4% increase in net premium rates. Membership declines are partially attributable to subscribers opting for Medicare-risk programs, similar to RightCHOICE's Blue Horizons Medicare HMO product, in which medical benefits are at least as comprehensive as Medicare benefits for persons eligible to receive Medicare (parts A and B) at no additional cost to the member.

Managed indemnity premium revenue decreased by $4.9 million because of a 44.3% decline in member months. Member month declines are consistent with RightCHOICE's strategy to move toward more highly managed care products.

Revenue from other specialty services, which includes certain of RightCHOICE's drug and dental health care benefit plans, increased $3.9 million -- $6.3 million increase as a result of a 16.2% increase in net premium rates partially offset by a $2.4 million decrease resulting from a 5.4% decrease in member months. The large rate increases relate to RightCHOICE's drug products and correspond to the high levels of prescription utilization and trends that RightCHOICE, as well as the industry as a whole, have experienced in recent years.

Self-funded

Fees and other income from administrative services only, network services and life insurance commission revenues increased in 1998 by $7.9 million. These increases are primarily due to increased 1998 revenues of $14.4 million from HealthLink, RightCHOICE's network rental and managed care service subsidiary. HealthLink's revenues increased due to a 21.1% increase in membership during 1998. Sales during this period included a 30,000-member group that enrolled in HealthLink's self-funded ASO plan, transferring from RightCHOICE's other self-funded business. HealthLink's increases to fees and other income were partially offset by decreases to revenue caused by the loss of approximately 72,000 members in RightCHOICE's other self-funded business due to the nonrenewal of three large groups.

Operating expenses

The overall medical loss ratio decreased to 83.5% in 1998 from 84.8% in 1997. The medical loss ratio experienced in 1998 is lower compared to that in 1997 due in part to RightCHOICE's pricing strategy, which resulted in an overall increase in premium per member per month of approximately 9.5% in 1998 as compared to 1997. The medical loss ratio in 1998 is slightly higher than RightCHOICE previously anticipated in the beginning of the year as a result of continued escalation of the medical cost trend, driven by increased cost and utilization of both outpatient services and drug therapies. RightCHOICE's medical expense on a per member per month basis increased by approximately 7.8% in 1998 as compared to 1997.

Commission expense increased by $2.1 million, or 7.1%, in 1998. The commission expense ratio of 4.1% for 1998 remained unchanged from 1997.

General and administrative expenses (excluding depreciation and amortization) increased $0.2 million in 1998 compared to 1997. RightCHOICE managed to keep general and administrative expenses relatively consistent from 1997 to 1998 despite the fact that HealthLink's comparable expenses increased by $6.5 million in 1998 as compared to 1997. This increase is directly attributable to HealthLink's geographic and member expansion efforts. RightCHOICE's 1997 general and administrative expenses include a write-off of $1.7 million for amounts due to BlueCHOICE from MedAmerica HealthNet, Inc., a physician hospital organization that filed for bankruptcy during the fourth quarter of 1997. RightCHOICE's general and administrative expense ratio (excluding depreciation and amortization) decreased to 18.3% in 1998 compared to 19.5% in 1997. Excluding depreciation, amortization and the $1.7 million charge, the general and administrative expense ratio for 1997 was 19.2%.

Depreciation and amortization expenses decreased to $19.3 million in 1998 from $23.1 million in 1997. This reduction of depreciation and amortization expenses primarily related to intangible assets that became fully amortized during 1997. In 1997, Healthy Alliance Life Insurance Company recorded $4.3 million of expense to complete the amortization of a prepaid reinsurance asset associated with RightCHOICE's reinsurance agreements with Blue Cross and Blue Shield of Kansas City. Amortization expenses for completed components of RightCHOICE's information and operations strategy project increased by $2.4 million in 1998 compared to 1997.

A non-recurring charge of $0.9 million was recognized in the fourth quarter of 1998 related to a planned reduction of RightCHOICE's work force and changes in its employee health care benefits. In 1997, RightCHOICE expensed $3.3 million related to costs associated with the relocation of RightCHOICE's St. Louis-based claims, customer service, billing, and provider services functions to its Springfield, Missouri facility and a new facility in Cape Girardeau, Missouri.

In the third quarter of 1997, BlueCHOICE recorded a $29.5 million contract loss reserve for estimated losses relating to its contract with the Missouri Consolidated Health Care Plan. The reserve is based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000. RightCHOICE cannot provide any assurances that the amount of this loss reserve will be sufficient to cover all future losses that may be associated with the Missouri Consolidated Health Care Plan contract.

Operating loss

RightCHOICE's operating loss decreased from $61.0 million in 1997 to $4.2 million in 1998. Excluding the non-recurring relocation and restructuring charges and the charge for the Missouri Consolidated Health Care Plan contract loss reserve, the operating loss decreased from $28.2 million in 1997 to $3.3 million in 1998.

The operating loss for RightCHOICE's underwritten segment was $23.1 million in 1998 compared to an operating loss of $69.4 million in 1997. The decrease in losses in 1998 is partially attributable to the aforementioned $29.5 million contract loss reserve as well as an increase in RightCHOICE's overall premium rates.

RightCHOICE's self-funded segment experienced operating income of $18.8 million in 1998 as compared to operating income of $8.4 million for 1997. The improvement in 1998 operating income is partially the result of the continued positive performance of HealthLink, which added an additional $7.9 million to this segment's operating income in 1998 as compared to 1997. HealthLink's operating income is inclusive of $2.8 million and $3.1 million in 1998 and 1997, respectively, for amortization expenses related to goodwill and other intangible assets that were acquired through RightCHOICE's HealthLink acquisition.

Net investment income

Net investment income of $18.7 million in 1998 represents a decrease of $14.5 million from 1997, inclusive of a $13.3 million decrease in net realized gains. Realized gains in 1997 included a $5.7 million gain on the sale of company-owned life insurance policies as well as additional 1997 net realized gains from the liquidation of equity securities due to RightCHOICE's intent to increase its holdings of fixed income securities and decision to repay $15.0 million of its debt in the first quarter of 1997.

Provision (benefit) for income taxes

RightCHOICE's effective income tax provision (benefit) rate was 40.4% and (28.4)% for 1998 and 1997, respectively. RightCHOICE's effective tax provision (benefit) rates for 1998 and 1997 were affected by non-deductible goodwill amortization. RightCHOICE's 1998 state income tax provision was favorably impacted by a change in the filing status of Missouri during 1998. RightCHOICE's effective income tax benefit rate for 1997 was also affected by gains from the liquidation of company-owned life insurance policies.

Net income (loss)

RightCHOICE's net income for 1998 was $5.7 million, or $0.30 per share, compared to a net loss of $24.0 million, or $1.29 per share for 1997. Excluding the non-recurring restructuring and relocation charges and the charge for the Missouri Consolidated Health Care Plan loss reserve, RightCHOICE's net income increased to $6.2 million, or $0.33 per share, in 1998, as compared to a net loss of $2.7 million, or $0.14 per share, in 1997, as a result of the factors noted above.

Liquidity and capital resources

RightCHOICE's working capital as of December 31, 1999 was $73.0 million, an increase of $8.5 million from December 31, 1998. The increase is partially attributable to the net income of $17.2 million in 1999. Depreciation and amortization expenses related to noncurrent assets was $17.2 million. RightCHOICE capitalized $6.6 million of costs for property and equipment purchases, $4.3 million of which relates to capitalized information and operations strategy development costs. RightCHOICE's unrealized net appreciation of investments available for sale decreased by $5.6 million in 1999. In addition, RightCHOICE repaid $9.0 million of the debt from RightCHOICE's reducing revolving credit facility as well as $4.6 million of debt related to capital leases.

Net cash provided by operations totaled $28.7 million for the year ended December 31, 1999 as compared to $11.0 million for the year ended December 31, 1998. RightCHOICE's net income was $17.2 million, which included (on a before-tax basis) $0.5 million of net realized losses from the sale of investments, $17.2 million of depreciation and amortization expenses, and $9.1 million related to the reduction in the Missouri Consolidated Health Care Plan contract loss reserve. In addition, receivables from members, accounts payable and accrued expenses, medical claims payable, and net intercompany payables were affected by the timing of operating cash payments and receipts, intercompany tax settlements, as well as changes in membership and utilization and claims payment trends. Receivables from members increased by $10.9 million in part due to an increase of $9.1 million related to HealthLink receivables, rate increases related to RightCHOICE's underwritten products, and other timing factors. Accounts payable and accrued expenses decreased by $5.2 million due in part to a $6.0 million settlement payment relating to a contingency that was previously reserved. Medical claims payable increased by $14.4 million, approximately 13%, due to the increase in the cost of health care services, the timing of claim payments, and an increase in RightCHOICE's claims inventory. RightCHOICE's efforts to reduce claims inventory during 2000 could reduce the level of operating cash flows in future quarters of 2000. Net intercompany payables decreased by $9.7 million due to the timing of operating cash receipts and payments and intercompany tax settlements, among other things.

On August 29, 1997, RightCHOICE reported the commencement of the litigation with the Missouri Consolidated Health Care Plan and estimated losses (giving effect to all possible renewal terms of the Missouri Consolidated Health Care Plan contract without requested rate increases) in the range of $30 million to $40 million. In the third quarter of 1997, RightCHOICE took a pre-tax charge of $29.5 million, which was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. RightCHOICE was advised by the Missouri Department of Insurance in March 1998 that the entire amount of the reserve for the Missouri Consolidated Health Care Plan contract recorded by RightCHOICE for projected losses under the contract through the year 2000 must, for statutory accounting purposes, be recorded by RightCHOICE's subsidiary BlueCHOICE on its statutory filings with the Missouri Department of Insurance. With the prior regulatory approval of the Missouri Department of Insurance, BlueCHOICE issued surplus notes to RightCHOICE in the amount of $29 million to ensure the statutory solvency of BlueCHOICE. On August 6, 1999, the Missouri Consolidated Health Care Plan executed an amendment to the contract providing a rate increase that is anticipated to be approximately 21% for public entities, modified rate factors for state employees, and modification of the pharmacy benefit, effective January 1, 2000, for the 2000 contract year. While management of RightCHOICE believes the current provision for losses is adequate, particularly in light of the rate increases provided on August 6, 1999, if the actual public entity membership in the Missouri Consolidated Health Care Plan grows at a rate in excess of the rate used in the actuarial estimates, or if the projected limited rate increases and medical cost trends should differ materially from those assumed in the actuarial estimates, then the amount of the reserve recorded to date could be insufficient to cover all future losses which may be associated with the Missouri Consolidated Health Care Plan contract, and such losses could have a material adverse effect on RightCHOICE.

In the first quarter of 1999, RightCHOICE received regulatory approval of a reinsurance arrangement between its subsidiaries, Healthy Alliance Life Insurance Company and BlueCHOICE. Under this arrangement, Healthy Alliance Life Insurance Company will reinsure the Missouri Consolidated Health Care Plan losses that exceed certain thresholds over the remaining term of the current Missouri Consolidated Health Care Plan contract. RightCHOICE anticipates that this arrangement will assist in mitigating the risk that additional surplus notes or other funding will need to be provided to BlueCHOICE.

RightCHOICE primarily invests positive cash flow in fixed income securities. RightCHOICE's investment policies are designed to preserve principal, maximize yield and provide liquidity to meet anticipated obligations. RightCHOICE's available-for-sale securities primarily include fixed-rate government securities and corporate bonds as well as mortgage-backed securities and other asset-backed securities. RightCHOICE also has approximately $10.9 million as of December 31, 1999, invested in a large capitalization equity index fund.

During the third quarter of 1999, RightCHOICE completed negotiations to favorably amend the terms of its revolving credit facility, the material terms of which are as follows:

 .    the borrowings under the credit agreement are to be denominated at reduced interest rates at either 2.5% above the one month floating London Interbank Offered Rate, or at 1.5% above the higher of the latest federal funds rate plus 0.5% or the bank's reference rate, which approximates the prime rate,

 .    several financial covenant calculations were favorably modified and the financial covenant requirements were favorably adjusted,

 .    the maximum commitment of the credit agreement of $36 million as of October
     1, 1999, will be reduced by $2.0 million quarterly through January 1, 2002, the new termination date, and

 .    an additional $7 million of surplus notes will be permitted to be incurred between RightCHOICE and its subsidiaries to provide for capital planning flexibility.

In addition, if RightCHOICE meets specified criteria, it may denominate the borrowings at further reduced interest rates at LIBOR plus 2.25%, or as a base rate loan at 1.25% above the higher of the latest federal funds rate plus 0.5% or the bank's reference rate, which approximates the prime rate.

Under applicable state regulations, some of RightCHOICE's subsidiaries are required to retain cash generated from their operations. After giving effect to these restrictions, RightCHOICE had approximately $9.1 million in cash and investments available for general corporate purposes without regulatory approval.

Other than continued investment in information technology and debt repayment, RightCHOICE currently has no definitive material commitments for future use of its current or expected levels of available cash resources. RightCHOICE anticipates that in 2000 it will repay $8.0 million of its long-term debt pursuant to the credit agreement's requirements, as described above. In addition, in 2000, RightCHOICE anticipates that it will expend approximately $8.6 million, of which $6.5 million will be capitalized, related to RightCHOICE's information and operations strategy project. Management continually evaluates opportunities to expand RightCHOICE's operations. RightCHOICE's expansion options may include additional acquisitions and internal development of new products and programs. RightCHOICE's available cash resources will remain in interest-bearing investments until they are utilized for such purposes.

Year 2000 issue

RightCHOICE executed a program to evaluate its major systems, processes and equipment to minimize the possibility of a material disruption to its business due to Year 2000 problems (e.g., the difficulties of certain computers, computer programs and other equipment to distinguish between the year 1900 and the year
2000).

RightCHOICE substantially completed its Year 2000 program in December 1999. This included necessary remediation, implementation of new packages, testing of critical components, testing of critical external interfaces and completion of contingency plans for critical processes.

As of February 1, 2000, RightCHOICE had not experienced any significant problems relating to the Year 2000 transition. While there are some applications that have not had their first production use in 2000, management does not anticipate that any such problems would have a material adverse effect on RightCHOICE. RightCHOICE will continue to monitor these and other systems for continued processing. As of February 1, 2000, RightCHOICE was not aware of significant Year 2000 problems encountered by its critical vendors, suppliers and providers or in RightCHOICE's use of their services.

The total cost associated with modifications required to become Year 2000 ready was approximately $12.9 million with $5.4 million expensed in 1999. RightCHOICE expensed all costs associated with these changes as they were incurred. These costs were funded internally through operating cash flows or investment sales and represented less than 10% of RightCHOICE's information technology budget over the life of the Year 2000 program.

Inflation

Health care costs in the United States have increased more rapidly than the national consumer price index in recent years and that trend is expected to continue. In an effort to lessen the impact of health care cost inflation on its premiums, RightCHOICE has implemented programs to strengthen its underwriting standards. These programs include the three-tier copayment levels for drug coverages and various deductible and copayment options for medical coverages, as well as various provider networks and programs such as the Physician Group Partners Program(R). However, RightCHOICE cannot provide any assurances that its efforts to reduce the impact of inflation will be effective or that premium increases will equal or exceed increasing health care costs.

Health Insurance Portability and Accountability Act of 1996

The United States Department of Health and Human Services has issued proposed rules, as contemplated by the Health Insurance Portability and Accountability Act of 1996, which would, if the rules are adopted, among other things, impose security and confidentiality requirements with respect to a member's transactions with health care providers and payors, as well as requirements for the standardization of certain electronic transaction code sets and provider identifiers. RightCHOICE has not fully assessed the financial impact related to full compliance with the Health Insurance Portability and Accountability Act of 1996 and its regulations; however, RightCHOICE believes such financial impact could be material.

Other proposed health care reform legislation

The United States House of Representatives has passed the "Bipartisan Consensus Managed Care Improvement Act," also known as the Norwood-Dingell bill, which would, if it became law, among other things, impose limits on the methods of operation for group health plans and health insurance issuers, limit the ability of group health plans and health insurance issuers to define medical necessity for purposes of coverage, and permit group health plans and health insurance issuers to be sued in state courts for coverage determinations. This law and other proposals, including those referred to generally as the "Patients Bill of Rights," could impose additional restrictions or obligations on the operations of RightCHOICE.

It is uncertain whether RightCHOICE can recoup, through higher premiums or other measures, the increased costs caused by the Bipartisan Consensus Managed Care Improvement Act or any new legislation or regulation, or any court or regulatory decision that expands or reduces the interpretation or application of existing statutes and regulations. While certain of these measures would adversely affect RightCHOICE and its subsidiaries, at this time RightCHOICE cannot predict the extent of this impact or which of (or in what form) the pending laws or rules will be enacted or adopted.

Recently issued accounting standards

See the description under the same caption in Note 2 of the Notes to Consolidated Financial Statements of Part II, Item 8, of which is incorporated herein by reference.

Contingencies

See description under the same caption in Note 13 of the Notes to Consolidated Financial Statements of Part II, Item 8, of which is incorporated herein by reference.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
      ------------------------------------------------------------------

Investments available for sale

RightCHOICE's available-for-sale securities (See Note 4 of the Notes to Consolidated Financial Statements for further breakdown of the available-for-sale securities) are exposed to market risk from changes in interest rates, as rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. RightCHOICE's objective in managing interest rate risk is to meet the strategic operating needs by safeguarding principal, providing sufficient liquidity to meet business needs and realizing optimal real returns within acceptable risk levels, while at all times adhering to the restrictions of the Missouri and Illinois Departments of Insurance. RightCHOICE's management is responsible for recommending external portfolio managers and RightCHOICE's Finance and Investment Committee, comprised of certain members of RightCHOICE's Board of Directors, is responsible for approving the selection of these external managers, including the specific portfolio guidelines and restrictions to be included in the management agreements. RightCHOICE's investment guidelines are generally conservative and are established with the expectation of receiving reasonable rates of return at reasonable levels of risk. RightCHOICE's management is also responsible for recommending the percentage distribution of the portfolio between short-term, fixed income, and equity investments for the Finance and Investment Committee's approval. RightCHOICE's objective is to diversify to reduce volatility through exposure to various investment styles. Managers of each external portfolio are expected to exceed a specific index which is comparable to its style of management.

RightCHOICE classifies its investments as available-for-sale. Accordingly, RightCHOICE's investments are reported on its Consolidated Balance Sheets at fair value. Changes in market interest rates or prices result in an unrealized gain or loss, which is included in the reported fair value of the recorded securities, with an offsetting amount (net of taxes) recorded in shareholders' equity, and no related or immediate impact to the results of operations. At December 31, 1999, RightCHOICE recorded an unrealized loss on these investments and the fair value of the securities could potentially decrease further, depending upon changes in market rates and other factors. As of December 31, 1999, RightCHOICE had $201.9 million invested in available-for-sale securities at fair value. The analyses below are based on $172.5 million of RightCHOICE's available-for-sale securities that are managed externally, with a weighted-average yield to maturity of 7.31%. RightCHOICE's available-for-sale securities primarily include fixed-rate government securities and corporate bonds as well as mortgage-backed securities and other asset-backed securities. RightCHOICE also has $10.9 million invested in an equity index fund. This fund's passive strategy is designed to track the performance of the Standard & Poor's 500 Composite Stock Price Index. The fund's total return may fluctuate, like stock prices generally, within a wide range. The remaining $18.5 million of RightCHOICE's available-for-sale securities were not included in the analyses as the investments are primarily either internally managed or represent short-term securities or money market funds. The market risks related to these internally managed and short-term investments are not deemed to be material to the analyses presented below. A breakdown of the effective maturity and effective duration of the $172.5 million of externally managed fixed maturity investments is as follows:

        Effective Maturity    % of Total   Effective Duration   % of Total
            (in years)           Held          (in years)          Held
        ------------------------------------------------------------------
             0.00 - 0.99          3.99          0.00 -0.99          4.73
             1.00 - 2.99         22.22          1.00 -2.99         24.47
             3.00 - 4.99         16.53          3.00 -3.99         19.06
             5.00 - 9.99         41.33          4.00 -5.99         38.18
            10.00 -19.99         11.58          6.00 -7.99          7.52
            20.00 +               4.35          8.00 +              6.04

The following table shows the effect of changes in interest rates on RightCHOICE's investment return, duration and market value. The analysis below incorporates the prepayment risk associated with RightCHOICE's investments in callable securities as well as the optionality of its mortgage-backed and asset-backed securities. The analysis includes a 12-month projection of market values given the applicable changes in yields from that which existed at year-end 1999 with the assumption that investment income is reinvested.

                                 Return %
                    ------------------------------------
     Yield Change                                          Effective
    (basis points)     Total       Income      Price       Duration    Market Value
    -------------------------------------------------------------------------------
        -300           20.15        7.29       12.87         4.05        $207,223
        -250           17.92        7.27       10.66         3.99         203,380
        -200           15.71        7.23        8.48         3.98         199,559
        -150           13.58        7.23        6.35         4.01         195,882
        -100           11.49        7.25        4.24         4.07         192,276
         -50            9.39        7.28        2.11         4.13         188,666
           0            7.31        7.31        0.00         4.16         185,068
          50            5.27        7.34       -2.07         4.16         181,554
         100            3.29        7.37       -4.08         4.12         178,138
         150            1.37        7.40       -6.03         4.08         174,834
         200           -0.48        7.43       -7.91         4.03         171,644
         250           -2.26        7.46       -9.73         4.00         168,561
         300           -4.02        7.49      -11.51         3.98         165,535

To summarize, a decrease in effective interest rates would result in an increase in the fair value of RightCHOICE's portfolio with an offsetting increase (net of taxes) recorded in shareholders' equity. Alternatively, an increase in interest rates would result in a decrease in the fair value of RightCHOICE's portfolio with an offsetting decrease (net of taxes) recorded in shareholders' equity. RightCHOICE cannot provide any assurances that actual changes in interest rates will have the effects as presented above, as this analysis includes various assumptions, and changes in these assumptions, as well as various other factors causing market volatility, could result in material differences from the figures presented above.

Long-term debt

During 1999, RightCHOICE was exposed to changes in interest rates through RightCHOICE's revolving credit facility with Bank of America National Association, formerly known as Bank of America National Trust and Savings Association, and a syndicate of banks. This exposure was primarily linked to the adjusted London Interbank Offered Rate. RightCHOICE's debt under the credit agreement was subject to interest at 2.75% above the adjusted London Interbank Offered Rate, through September 30, 1999, and 2.5% above the adjusted London Interbank Offered Rate, after September 30, 1999, and was adjusted monthly accordingly. A hypothetical 10% increase in the adjusted London Interbank Offered Rate would have increased RightCHOICE's interest expense by approximately $0.3 million during 1999. At December 31, 1999, RightCHOICE had $34.1 million outstanding under the credit agreement (see Note 10 of the Notes to Consolidated Financial Statements for further information related to RightCHOICE's credit agreement). RightCHOICE expects to continue to denominate the borrowings under the credit agreement as an offshore rate loan bearing interest at the adjusted London Interbank Offered Rate plus 2.5%. However, as an alternative, RightCHOICE may denominate the borrowings as a base rate loan which bears interest at 1.5% above the higher of the latest federal funds rate plus 0.5% or the bank's reference rate, which approximates the prime rate. In either case, the applicable interest rate is subject to adjustment on a monthly basis. In addition, if RightCHOICE meets specified criteria, RightCHOICE may denominate the borrowings at reduced rates, either as an offshore rate loan at the adjusted London Interbank Offered Rate plus 2.25%, or as a base rate loan at 1.25% above the higher of the latest federal funds rate plus 0.5% or the bank's reference rate, which approximates the prime rate. The maximum commitment of the credit agreement was reduced to $34.1 million as of December 31, 1999, with $2.0 million quarterly reductions scheduled through January 1, 2002, the termination date. In addition, mandatory reductions to the commitment, together with prepayments, are required upon the happening of extraordinary events, such as the issuance of debt securities or the sale of a subsidiary.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ---------------------------------------------------

Index to Financial Statements:

                                                                                      Page
                                                                                      ----
Consolidated Balance Sheets, December 31, 1999, and 1998...........................     72
Consolidated Statements of Income for the years ended
     December 31, 1999, 1998 and 1997..............................................     73
Consolidated Statements of Changes in Shareholders' Equity for the years ended
     December 31, 1999, 1998 and 1997..............................................     74
Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997..............................................     75
Notes to Consolidated Financial Statements.........................................     76
Report of Independent Accountants..................................................    107
Report of Independent Accountants..................................................    108
Financial Statement Schedule - Condensed Financial Information of Registrant.......    109

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   ------------------------------------------------------------------------
                             FINANCIAL DISCLOSURE
                             --------------------

None.

                                   PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         ------------------------------------------------------------

The Board of Directors of RightCHOICE is divided into three classes of directors, with the directors serving staggered terms of three years until their respective successors are duly elected and qualified or until their respective earlier resignation or removal. The directors are William H. T. Bush and Norman
J. Tice, the Class III directors whose terms expire in 2000; Earle H. Harbison, Jr. and Gloria W. White, the Class I directors whose terms expire in 2001; and John A. O'Rourke and Roger B. Porter, Ph.D., the Class II directors whose terms expire in 2002. Ronald G. Evens, M.D., a Class II director, resigned in October, 1999.

The following table sets forth certain information with respect to each director of RightCHOICE.

                                                                  Present Position            Director
       Name                                       Age             With RightCHOICE             Since
       ----                                       ---             ----------------            --------
Class III:  Term to Expire in 2000
       William H.T. Bush                           61                 Director                  1994
       Norman J. Tice                              64                 Director                  1994

Class I:  Term to Expire in 2001
       Earle H. Harbison, Jr.                      71                 Director                  1994
       Gloria W. White                             65                 Director                  1994

Class II:  Term to Expire in 2002
       John A. O'Rourke                            56      Chairman, President and Chief        1997
                                                                 Executive Officer
       Roger B. Porter, Ph.D.                      53                 Director                  1994

The business experience of each of the directors of RightCHOICE is as follows:

William H. T. Bush has served as a director of RightCHOICE since April 1994.
Mr. Bush currently serves as Chairman of the audit committee, the finance and investment committee and the nominating committee. He served on the Blue Cross and Blue Shield of Missouri Board of Directors from 1989 to 1994 and as Secretary of the Blue Cross and Blue Shield of Missouri Board of Directors from 1990 to 1994. Mr. Bush is the Chairman of Bush-O'Donnell & Company, Inc. of St. Louis, an investment management and financial advisory firm he founded in 1986. Prior to 1986, Mr. Bush served as President and director of The Boatmen's National Bank of St. Louis. Mr. Bush currently is a director of Mississippi Valley Bancshares, Inc., Maritz, Inc., D.T. Industries, Inc., the Lord-Abbett Family of Mutual Funds and Engineered Support Systems, Inc.

Norman J. Tice has served as a director since April 1994. Mr. Tice served as Vice Chairman of RightCHOICE from September 1995 to October 1997 and as Chairman of RightCHOICE from April 1994 to August 1995. He also was a director of Blue Cross and Blue Shield of Missouri from 1986 to July 1994 and has been a director of Blue Cross and Blue Shield of Missouri since January 1996. Mr. Tice served as Chairman of the Blue Cross and Blue Shield of Missouri Board of Directors from

1990 to 1994 and has served in that capacity since January 1996. Mr. Tice is a consultant in the financial services industry. He retired from Boatmen's Bancshares, Inc. in May 1996 where he had served in various senior management positions. He is a member of the Mastercard International, Inc. Global Board of Directors and serves as Chairman Emeritus. He is also a director of General Credit Forms, Inc. and Intelidata and is an advisory director of First National Bank of St. Louis and a commissioner of the Bi-State Development Agency.

Earle H. Harbison, Jr. has served as a director of RightCHOICE since April 1994. Mr. Harbison currently serves as Chairman of the compensation committee. Since September 1993, Mr. Harbison has served as Chairman of Harbison Corporation, a manufacturing company located in St. Louis. From May 1986 until his retirement in September 1993, he served as President, Chief Operating Officer and a director of Monsanto Company. Mr. Harbison is a director of HealthLink, Inc., Angelica Corporation, National Life Insurance Co., Mutual of America, Washington University, Barnes-Jewish Hospital, Automobile Club of Missouri and the National Law Center, George Washington University.

Gloria W. White has served as a director of RightCHOICE since November 1994. Mrs. White currently serves as Chair of the litigation committee. She served on the Board of Directors of Blue Cross and Blue Shield of Missouri from 1986 to 1996 and as Chair of the Blue Cross and Blue Shield of Missouri Board of Directors from August 1994 to January 1996. Mrs. White has been Vice Chancellor Emerita of Washington University since June 1997 and has served in various other capacities at Washington University since 1967. She currently serves as Chair of the American Red Cross North Central Region. Mrs. White is also a director of BlueCHOICE, Missouri Goodwill Industries, United Way of Greater St. Louis, the St. Louis Symphony and the St. Louis Art Museum, a member of the Mercantile Bank Trust Advisory Board, Chair of The Sheldon Foundation Board of Trustees and a member of the Executive Committee of United Way of Greater St. Louis.

John A. O'Rourke has served as a director and as Chairman and Chief Executive Officer of RightCHOICE since February 1997 and as President of RightCHOICE since March 1997. Mr. O'Rourke also has served as President and Chief Executive Officer of Blue Cross and Blue Shield of Missouri since March 1997. He served as President and Chief Executive Officer of HealthLink from January 1985 to February 1997. Prior to joining HealthLink, Mr. O'Rourke was a member of the Federal Senior Executive Service and served for approximately 15 years in the United States Department of Health and Human Services in several capacities, including Deputy Director of the Office of Health Maintenance Organizations, Deputy Director of the Office of Health Practice Assessment and Senior Policy Analyst in the Office of the Surgeon General. Prior to serving in the Department of Health and Human Services, Mr. O'Rourke was the Director of the Department of Economic Research for the American Medical Association.

Roger B. Porter, Ph.D. has served as a director of RightCHOICE since April 1994. Dr. Porter currently serves as Chairman of the business opportunities committee. Since 1996, Dr. Porter has served as Director of Harvard University's Center for Business and Government, and since 1993, Dr. Porter has served as IBM Professor of Business and Government at the John F. Kennedy School of Government at Harvard University. From 1989 to 1993, Dr. Porter served as Assistant to the President of the United States for Economic and Domestic Policy. From 1985 to 1989, Dr. Porter was Professor of Business and Government at Harvard University and Faculty Chairman of the Program for Senior Managers in Government. He is a director of BlueCHOICE, Zions Bancorporation, National Life Insurance Company, Tenneco Automotive, and PACTIV Corporation.

There is no arrangement or understanding between any director and any other person pursuant to which such director was selected as a director. None of the corporations or other organizations that employ or employed the directors of RightCHOICE are parents, subsidiaries or affiliates of RightCHOICE.

Executive Officers

            Name                 Age                 Position
            ----                 ---                 --------
      John A. O'Rourke            56   Chairman of the Board, President and Chief
                                       Executive Officer

      Sandra A. Van Trease        39   Senior Executive Vice President and Chief
                                       Operating Officer; Chief Financial Officer

      Angela F. Braly             38   Executive Vice President, General Counsel and
                                       Corporate Secretary

      Stuart K. Campbell          38   Senior Vice President, Client Services

      Michael Fulk                52   Senior Vice President and Chief Marketing
                                       Executive

      Herbert B. Schneiderman     54   Senior Vice President, Medical Delivery Systems

      John J. Seidenfeld, M.D.    53   Senior Vice President and Corporate Medical
                                       Officer

      Connie L. Van Fleet         47   Senior Vice President and Chief Information Officer

      Kathleen M. Zorica          43   Senior Vice President, Business Analysis and
                                       Product Management

      David T. Ott                45   President, Chief Executive Officer and Director of
                                       HealthLink

      Courtney B. Walter          44   Executive Vice President and Chief Financial
                                       Officer of HealthLink

      Robin Theiss                45   Senior Vice President, Strategic Affairs of
                                       HealthLink

John A. O'Rourke was named Chairman and Chief Executive Officer of RightCHOICE in February 1997 and President in March 1997. Mr. O'Rourke came to RightCHOICE from his position as President and Chief Executive Officer of HealthLink. O'Rourke was appointed President and Chief Executive Officer of HealthLink in January 1985. Initially established by a consortium of St. Louis hospitals, HealthLink became the largest preferred provider organization in Missouri under Mr. O'Rourke's leadership. Earlier, Mr. O'Rourke was Deputy Director of the Office of Health Maintenance Organizations in the U.S. Department of Health and Human Services.

Sandra A. Van Trease was named Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer in December 1998. She joined RightCHOICE in June 1994, was promoted to Chief Financial Officer in November 1995 and was also named Chief Operating Officer in October 1997. Prior to joining RightCHOICE, she was a Senior Manager with Price Waterhouse LLP.

Angela F. Braly was named Executive Vice President, General Counsel and Corporate Secretary in January 1999. Ms. Braly acted as Interim General Counsel from September 1997 through December 1998 while a member of the St. Louis law firm of Lewis, Rice & Fingersh, L.C. where she had practiced law since 1987.

Stuart K. Campbell was named Senior Vice President, Client Services, in August 1997. Mr. Campbell joined RightCHOICE as Chief Internal Auditor in September 1994 and was named Corporate Compliance Officer in 1996. Prior to joining RightCHOICE, Mr. Campbell was a Senior Manager with Price Waterhouse LLP.

Michael Fulk joined RightCHOICE as Senior Vice President and Chief Marketing Executive in January 1998. Mr. Fulk joined RightCHOICE from United HealthCare, Birmingham, Alabama, where he was Senior Vice President of Sales and Marketing. Earlier, Mr. Fulk served as the top sales and marketing executive for United HealthCare's HMO, POS and PPO operations in Texas, Alabama, Louisiana, Tennessee, Arkansas, Mississippi and the Gulf Coast region.

Herbert B. Schneiderman joined RightCHOICE as Senior Vice President, Medical Delivery Systems, in July 1995. Mr. Schneiderman came to RightCHOICE after spending 21 years at Saint Louis University Hospital, the last seven as its Chief Executive Officer.

John J. Seidenfeld, M.D. was named Senior Vice President and Corporate Medical Officer in June 1999. He came to RightCHOICE from CIGNA Health Care of Texas where he was Vice President and Corporate Medical Director. Prior to joining CIGNA, Dr. Seidenfeld was in private practice as a pulmonary and critical care physician, the Executive Director and Medical Director at the Solomon Anthony Clinic in San Antonio, a clinical professor at the University of Texas at San Antonio and a consultant Medical Director of Humana Health Plan of Texas.

Connie L. Van Fleet was named Senior Vice President and Chief Information Officer in November 1997. Ms. Van Fleet joined RightCHOICE in 1990 and immediately prior to her current position served as Vice President, Business Analysis and Development. Prior to joining RightCHOICE, Ms. Van Fleet was with MetLife Health Care Management Corporation.

Kathleen M. Zorica was named Senior Vice President, Business Analysis and Product Management in July 1999. She joined Blue Cross and Blue Shield of Missouri in 1977. Ms. Zorica was named Vice President, Product Management in November 1994 and has been Director, Product Development; Director, Account Operations and Services, Director, Financial Analysis, and immediately prior to her current position, Vice President, Business Analysis and Product Management.

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

Robin Theiss was named Senior Vice President, Strategic Affairs of HealthLink in September 1997. Ms. Theiss has been with HealthLink since 1990 and previously held the position of Vice President, Operations. Prior to joining HealthLink, Ms. Theiss held positions with General American, SANUS Health Plan and MetLife Healthcare Network.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To RightCHOICE's knowledge, based solely on review of the Forms 3, 4 and 5 furnished to RightCHOICE and written representations that no other reports were required during the year ended December 31, 1999, its directors, executive officers, greater than 10% shareholders and reporting trusts complied with applicable Section 16(a) filing requirements.

                       ITEM 11.  EXECUTIVE COMPENSATION
                       --------------------------------

                 EXECUTIVE COMPENSATION AND OTHER INFORMATION

Executive Compensation

The following table summarizes for the years ended December 31, 1999, 1998 and 1997, all of the compensation RightCHOICE paid to the five most highly compensated executive officers of RightCHOICE, including its Chief Executive Officer. The compensation paid by RightCHOICE includes amounts Blue Cross and Blue Shield of Missouri fully reimbursed to RightCHOICE under an administrative services agreement.

As a general matter, "salary" includes amounts each named executive electively deferred under RightCHOICE's 401(k) plan, executive deferred compensation plan and Section 125 plan. The 401(k) plan enables participants to voluntarily reduce their salary up to the lesser of 15% of compensation or the maximum dollar amount allowed under the Internal Revenue Code. RightCHOICE matches 60% of these contributions up to 5% of a participant's compensation. The matching contribution, which is included under the column entitled "All Other Compensation," vests over a period of years and is 100% vested after 5 years of service. The deferred compensation plan permits additional elective deferrals and additional matching contributions and restores benefits that cannot be contributed to and provided by RightCHOICE because of limits imposed by the Internal Revenue Code. RightCHOICE has not granted any stock appreciation rights.

                          SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                         Long-Term Compensation
                                   -------------------------------------   ----------------------------------------
                                                                                  Awards                 Payouts
                                                                           --------------------------  ------------
                                                                                          Securities
                                                                Other                       Under-
       Name and                                                 Annual     Restricted        Lying
      Principal                                                 Compen-      Stock          Options/     LTIP     All Other Compen-
       Position              Year    Salary      Bonus(1)       Sation      Award(s)          SARs      Payouts       sation(2)
                                       ($)         ($)            ($)         ($)             (#)         ($)            ($)
------------------------------------------------------------------------------------------------------------------------------------
 John A. O'Rourke(3)         1999   $400,000     $284,460      $     0      $       0        26,558      $     0     $145,583
 Chairman, President,        1998   $375,000     $228,552      $     0      $       0        34,080      $     0     $ 53,784
 Chief Executive Officer     1997   $322,365     $114,309      $     0      $       0        24,010      $     0     $583,046(4)
------------------------------------------------------------------------------------------------------------------------------------
 Sandra A. Van Trease        1999   $300,000     $209,930      $     0      $       0        21,246      $     0     $ 27,384
 Senior Executive Vice       1998   $258,333     $156,195      $     0      $       0        20,292      $     0     $ 19,552
 President, Chief            1997   $208,750     $      0      $     0      $       0        12,926      $     0     $ 13,397
 Operating Officer and
 Chief Financial Officer
------------------------------------------------------------------------------------------------------------------------------------
 Angela F. Braly(5)          1999   $250,000     $177,829      $     0      $       0        37,705      $     0     $  9,298
 Executive Vice President,
 General Counsel &
 Corporate Secretary
------------------------------------------------------------------------------------------------------------------------------------
 Michael Fulk(6)             1999   $217,300     $150,201      $     0      $       0        11,615      $     0     $ 14,595
 Senior Vice President and   1998   $205,000     $ 91,193      $30,000      $       0        24,730      $     0     $  8,400
 Chief Marketing Officer
------------------------------------------------------------------------------------------------------------------------------------
 Herbert B. Schneiderman     1999   $201,400     $121,514      $     0      $       0         9,419      $     0     $ 13,698
 Senior Vice President       1998   $190,000     $ 83,028      $     0      $       0        11,048      $     0     $ 13,941
 Medical Delivery            1997   $190,000     $      0      $     0      $       0        12,215      $     0     $ 13,892
 Systems
------------------------------------------------------------------------------------------------------------------------------------

     __________________________

     (1) The bonus reported in the table for Mr. O'Rourke includes compensation paid under the Blue Cross and Blue Shield of Missouri Management Incentive Plan based upon (1) Blue Cross and Blue Shield of Missouri's overall corporate financial performance as measured by its operating profit/loss excluding investment income, extraordinary income/expense and taxes on income, and (2) the attainment of certain individual performance goals. Of the amounts reported for Mr. O'Rourke the Blue Cross and Blue Shield of Missouri Management Incentive Plan accounted for 50% of the amount paid for 1999, 61% of the amount paid for 1998 and 100% of the amount paid for 1997. RightCHOICE initially paid these amounts but was fully reimbursed by Blue Cross and Blue Shield of Missouri. Otherwise, for all other named executives the bonus consists of compensation paid under the Alliance Blue Cross Blue Shield Incentive Plan. Amounts are payable under the plan upon the achievement of a pre-defined annual corporate operational target -- net income less extraordinary charges. RightCHOICE met its pre-defined annual corporate target in 1999 and 1998 but not in 1997 and therefore did not pay a bonus under the plan in 1997.

     (2) Includes (1) reimbursed matching contributions that accrued during the year ended December 31, 1999, 1998 and 1997, respectively, for the accounts of the named executives under the 401(k) plan and the deferred compensation plan, (2) the value of term life insurance assigned to the named executives under split dollar universal life insurance policies owned by RightCHOICE,
     (3) earnings on amounts deferred under the deferred compensation plan for the named executives, and (4) an automobile lease arrangement or car allowance for the named executives. In each case with respect to Mr. O'Rourke, Blue Cross and Blue Cross and Blue Shield of Missouri reimburses Right CHOICE for amounts attributable to Mr. O'Rourke's service to Blue Cross and Blue Shield of Missouri. Matching contributions that accrued under the 401(k) plan and the deferred compensation plan for 1999, 1998 and 1997 were $24,407, $17,968 and $6,681, respectively, for Mr.
     O'Rourke, $13,686, $9,425 and $4,800, respectively, for Ms. Van Trease, $0 for 1999 for Ms. Braly, $4,800 and $0 for 1999 and 1998 for Mr. Fulk, and $4,800, $4,800 and $4,800, respectively, for Mr. Schneiderman. The value of the term life insurance attributable to RightCHOICE (and with respect to Mr. O'Rourke, to Blue Cross and Blue Shield of Missouri) for 1999, 1998 and 1997 was $5,226, $1,662 and $1,144, respectively, for Mr. O'Rourke, $293,
     $198 and $197, respectively, for Ms. Van Trease, $186 for 1999 for Ms. Braly, $1,395 and $0 for 1999 and 1998 for Mr. Fulk, and $498, $741 and $692, respectively, for Mr. Schneiderman. Earnings on amounts deferred under the deferred compensation plan for 1999, 1998 and 1997 were $115,080, $31,704 and $1,162, respectively, for Mr. O'Rourke, $5,005, $1,529 and $0, respectively, for Ms. Van Trease, $712 for 1999 for Ms. Braly, $0 and $0 for 1999 and 1998 for Mr. Fulk, and $0, $0 and $0, respectively, for Mr. Schneiderman. The value of the automobile lease arrangements or car allowances for 1999, 1998 and 1997 was $870, $2,450 and $2,450,
     respectively, for Mr. O'Rourke, $8,400, $8,400 and $8,400, respectively, for Ms. Van Trease, $8,400 for 1999 for Ms. Braly, $8,400 and $8,400 for 1999 and 1998 for Mr. Fulk, and $8,400, $8,400 and $8,400, respectively, for Mr. Schneiderman.

     (3) The amount of salary reported in the table for 1997 for Mr. O'Rourke includes $41,532 HealthLink paid to Mr. O'Rourke as salary for that portion of 1997, January 1-February 18, in which he served as President and Chief Executive Officer of HealthLink prior to becoming President and Chief Executive Officer of RightCHOICE. Approximately 50% of the remaining amount of salary reported in the table for Mr. O'Rourke in 1998 and 1997 was paid by RightCHOICE to Mr. O'Rourke for serving as Blue Cross and Blue Shield of Missouri's President and Chief Executive Officer, and Blue Cross and Blue Shield of Missouri reimbursed RightCHOICE for this amount under an administrative services agreement.

     (4) Included in this amount is a $571,610 retention bonus paid to Mr. O'Rourke under an employment contract between Mr. O'Rourke, HealthLink and RightCHOICE. The employment agreement, which was authorized and directed by the HealthLink Board of Directors in connection with the sale of HealthLink, provided for an escrow bonus arrangement paid over a two-year term following the sale of HealthLink provided that Mr. O'Rourke was still employed by RightCHOICE. This two-year bonus arrangement was created to assure the purchaser of HealthLink (which was acquired by RightCHOICE in August 1995) of the continued employment of Mr. O'Rourke and thereby assure the full value of HealthLink upon its sale.

     (5)  Ms. Braly joined RightCHOICE on January 1, 1999.

     (6) Mr. Fulk joined RightCHOICE on December 29, 1997 and received a signing bonus of $30,000.

     Option Grants

     The following table sets forth information with respect to each of the named executives concerning grants of stock options for the year ended December 31, 1999.

     RightCHOICE has not granted any stock appreciation rights. RightCHOICE granted options reported in this table on January 1, 1999. In the event of a change in control of RightCHOICE, the committee which administers the option plan has the discretion to accelerate the vesting of options, require the cash-out of options, adjust the options to reflect the change in control, or deem the options to be exercisable for the consideration which would have been received had the options been exercised prior to the change in control.

     The dollar value of the stock options has been determined as of January 1, 1999 using the Black-Scholes option pricing model based on the assumptions that (1) RightCHOICE granted the options on January 1, 1999, (2) the price for the shares of class A common stock underlying the options on the grant date was $11.50 per share, (3) the options are exercisable for 10 years from the grant date, (4) the option exercise price is $11.50 per share, (5) the dividend yield is 0%, (6) the "risk free" interest rate is 6.45%, the yield on a United States government zero coupon bond having a 10-year maturity from the grant date, (7) the price volatilities for the shares of class A common stock underlying the options is 40.52%, and (8) the options have an expected term of 10 years.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

--------------------------------------------------------------------------------------------------------------
                              Individual Grants
-------------------------------------------------------------------------------------------
                        Number of
                        Securities        Percent of Total
                        underlying          Options/ SARs       Exercise or
                       options/SARs     Granted To Employees     Base Price      Expiration        Grant Date
       Name            Granted (#)         in Fiscal Year          ($/Sh)           Date         Present Value
--------------------------------------------------------------------------------------------------------------
John A. O'Rourke         26,558                8.5%                $11.50      January 1, 2009      $187,499
--------------------------------------------------------------------------------------------------------------
Sandra A. Van Trease     21,246                6.8%                $11.50      January 1, 2009      $149,997
--------------------------------------------------------------------------------------------------------------
Angela F. Braly(1)       37,705               12.0%                $11.50      January 1, 2009      $266,197
--------------------------------------------------------------------------------------------------------------
Michael Fulk             11,615                3.7%                $11.50      January 1, 2009      $ 82,002
--------------------------------------------------------------------------------------------------------------
Herbert B. Schneiderman   9,419                3.0%                $11.50      January 1, 2009      $ 66,498
--------------------------------------------------------------------------------------------------------------

     (1) Ms. Braly joined RightCHOICE on January 1, 1999 and received a grant of options for 20,000 shares at that time.

     Option/SAR Exercises and Holdings

     The following table sets forth information with respect to each named executive concerning the exercise of options during 1999 and unexercised options held as of December 31, 1999.

     RightCHOICE has not granted any stock appreciation rights. The last reported sale price of RightCHOICE's class A common stock reported on the New York Stock Exchange on December 31, 1999 was $11.50 per share. In the following table, value is calculated by determining the difference between $11.50 and the option exercise price multiplied by the number of shares of class A common stock underlying the options.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                    AND DECEMBER 31, 1999 OPTION/SAR VALUES

---------------------------------------------------------------------------------------------------------------
                                                       Number of Securities            Value of Unexercised
                                                      Underlying Unexercised               In-the-Money
                                                           Options/SARs                    Options/SARs
                                                     At December 31, 1999 (#)        at December 31, 1999 ($)
                                                    ----------------------------  -----------------------------
                        Shares          Value
                      Acquired on      Realized
       Name           Exercise(#)         ($)       Exercisable   Unexercisable     Exercisable   Unexercisable
---------------------------------------------------------------------------------------------------------------
John A. O'Rourke           0              $0           36,117         57,280           $26,049        $44,973
---------------------------------------------------------------------------------------------------------------
Sandra A. Van Trease       0              $0           39,884         39,082           $26,349        $29,134
---------------------------------------------------------------------------------------------------------------
Angela F. Braly            0              $0           16,000         21,705           $     0        $     0
---------------------------------------------------------------------------------------------------------------
Michael Fulk               0              $0           11,577         24,768           $22,123        $24,870
---------------------------------------------------------------------------------------------------------------
Herbert B. Schneiderman    0              $0           42,830         20,855           $18,906        $17,371
---------------------------------------------------------------------------------------------------------------

     O'Rourke Employment Agreement

     RightCHOICE and John A. O'Rourke are parties to an employment agreement which provides that Mr. O'Rourke will serve as Chairman and Chief Executive Officer of RightCHOICE until he is terminated by RightCHOICE or until he resigns. Mr. O'Rourke also serves as President and Chief Executive Officer of Blue Cross and Blue Shield of Missouri under the agreement. The agreement provides Mr. O'Rourke with a base salary, eligibility in RightCHOICE's and Blue Cross and Blue Shield of Missouri's employee benefit plans and other benefits provided in the same manner and to the same extent as RightCHOICE's and Blue Cross and Blue Shield of Missouri's other senior executives.

     Mr. O'Rourke's employment agreement also provides that he will receive severance benefits if he is the subject of an involuntary termination for any reason other than cause, disability or death or if he terminates his employment for good reason as defined in the agreement. Severance payments equal 3 times his annual base salary payable in 36 substantially equal monthly installments plus an amount equal to 36 months of premiums generally paid by RightCHOICE for health, dental, vision and life insurance. Outplacement services are also provided. Mr. O'Rourke must execute a complete waiver of all claims against RightCHOICE, except for claims against RightCHOICE to enforce the agreement, prior to his receipt of any severance benefits. Any severance benefits would be reduced to the extent necessary to ensure that these payments, when added to other benefits provided by RightCHOICE, would not constitute an excess parachute payment under the Internal Revenue Code. The employment agreement also contains a confidentiality agreement, a covenant not to compete and a binding arbitration provision and provides for reimbursement of legal fees and other fees and expenses incurred by Mr. O'Rourke to protect his benefits under the agreement as well as payments for additional taxes incurred with respect to the reimbursement of fees and expenses.

     Executive Severance Agreements

     RightCHOICE has entered into severance agreements with each of its senior vice presidents and senior executives, including the following named executives: Sandra A. Van Trease, Angela F. Braly, Michael Fulk and Herbert
     B. Schneiderman. The agreements provide that an executive officer will receive severance benefits from RightCHOICE or its successor (1) if the executive officer is terminated without cause within two years after a change in control of RightCHOICE or (2) if within two years following a change in control of RightCHOICE, the executive officer terminates his or her employment within three months of an event constituting good reason.

The benefits include outplacement services and cash payments equal to the greater of (1) three times the executive officer's base pay plus an amount equal to the premiums for health, dental, vision and life insurance for 30 months, or
(2) two times the executive officer's annual compensation. If these amounts become payable, the amount of these severance payments will be reduced to the extent necessary so that they do not constitute "excess parachute payments" under the Internal Revenue Code. In the event of the death or disability of an officer, amounts payable under the officer severance agreement are reduced by any benefits paid to the officer or the officer's representatives under the life insurance program or long-term disability plan maintained by RightCHOICE.

Benefits under the executive severance agreements are payable in 24 monthly installments or 36 monthly installments, depending on the applicable multiple of base pay or annual compensation. If the officer finds other employment prior to the payment of the last monthly installment, the remaining severance benefit may be paid in a lump-sum and benefits for outplacement services and insurance premiums will cease. Each executive severance agreement contains a confidentiality agreement, a covenant not to compete and a binding arbitration provision and provides for reimbursement of legal fees and other fees and expenses incurred by an officer to protect his or her benefits under the executive severance agreement as well as payments for additional taxes incurred with respect to the reimbursement of fees and expenses.

Officers' Severance Agreements

RightCHOICE has entered into standard severance agreements with certain of its officers, including Sandra A. Van Trease, Angela F. Braly, Michael Fulk and Herbert B. Schneiderman. The agreements provide for severance benefits to officers who are involuntarily terminated for reasons other than cause, death or disability, or who voluntarily terminate their employment for proper reason, if the executive severance agreement benefits are not payable.

Under the officer severance agreements, officers will receive a severance benefit equal to either one year's base pay, payable in 12 monthly installments, two year's base pay, payable in 24 monthly installments, or three years' base pay, payable in 36 monthly installments, depending upon the specific terms of each officer's agreement. If the officer finds other employment prior to the payment of the last monthly installment, the remaining severance benefit may be paid in a lump sum.

In addition, amounts equal to health, dental and life insurance premiums will be provided by RightCHOICE for up to 12 months. Outplacement services are also provided. Severance benefits would be reduced to the extent necessary to ensure that these payments, when added to other benefits provided by RightCHOICE, or Blue Cross and Blue Shield of Missouri, if applicable, would not constitute excess parachute payments under the Internal Revenue Code. Each officer severance agreement contains a covenant not to compete and a confidentiality agreement. Officers are required to enter into a complete waiver of all claims against RightCHOICE prior to their receipt of any benefits under the agreement. In the event of the death or disability of an officer, amounts payable under the officer's severance agreement are reduced by any benefits paid to the officer or his or her representatives under the life insurance program or long-term disability plan maintained by RightCHOICE.

Pension Plans

Eligible employees of RightCHOICE participate in a qualified defined benefit pension plan. Employees become vested in the plan after accruing 5 years of credited service. The pension plan provides for a normal retirement benefit payable in the form of a life annuity equal to 1% of final average earnings up to Social Security-covered compensation plus 1.5% of final average earnings in excess of Social Security-covered compensation, multiplied by years of credited service up to 30. Credited service for this purpose includes service with other organizations licensed by the Blue Cross and Blue Shield Association, and pension benefits are offset by pension benefits payable by these other organizations. Normal retirement benefits are payable upon reaching age 65.

The pension plan provides for subsidized early retirement benefits for employees who terminate their employment with RightCHOICE after having obtained age 55 and completion of five or more years of credited service. The subsidies are increased for participants who retire on or after attaining age 62 with 20 years or more of credited service. Employees with 20 or more years of service who retire between the ages of 55 and 61 may draw an unreduced benefit if they defer receipt of the payments until age 62. Those employees with 25 or more years of service may draw a benefit reduced by 4% per year for each year that benefits are drawn before age 62. Participants may elect to receive their pension benefits in the form of a joint and survivor annuity, a single life annuity, a 10-year certain life annuity or other optional forms.

RightCHOICE also maintains a supplemental executive retirement plan for some of its executives, including the named executives. The supplemental executive retirement plan provides for an annual retirement benefit equal to 2.5% of final average earnings, multiplied by years of service up to 20, offset by benefits provided under the pension plan and various other qualifying pension plans and annuities.

The table below shows, based on various levels of final average earnings and years of credited service, the total estimated maximum annual benefits payable in the form of a single life annuity to hypothetical participants at normal retirement age (age 65) under the pension plan as supplemented by the supplemental executive retirement plan. The amounts listed in the table below are not subject to any reduction for Social Security benefits but are subject to offset by any pensions payable under the pension plans of other organizations licensed by the Blue Cross and Blue Shield Association.

                                             Estimated Annual Benefit for Representative
                                                     Years of Credited Service
                        -------------------------------------------------------------------------------------------
Final
Average
Earnings                   5            10            15            20            25            30            35
---------------         -------      --------      --------      --------      --------      --------      --------
$125,000.......         $15,625      $ 31,250      $ 46,875      $ 62,500      $ 62,500      $ 62,500      $ 62,500
$150,000.......         $18,750      $ 37,500      $ 56,250      $ 75,000      $ 75,000      $ 75,000      $ 75,000
$175,000.......         $21,875      $ 43,750      $ 65,625      $ 87,500      $ 87,500      $ 87,500      $ 87,500
$200,000.......         $25,000      $ 50,000      $ 75,000      $100,000      $100,000      $100,000      $100,000
$225,000.......         $28,125      $ 56,250      $ 84,375      $112,500      $112,500      $112,500      $112,500
$250,000.......         $31,250      $ 62,500      $ 93,750      $125,000      $125,000      $125,000      $125,000
$300,000.......         $37,500      $ 75,000      $112,500      $150,000      $150,000      $150,000      $150,000
$400,000.......         $50,000      $100,000      $150,000      $200,000      $200,000      $200,000      $200,000
$450,000.......         $56,250      $112,500      $168,750      $225,000      $225,000      $225,000      $225,000
$500,000.......         $62,500      $125,000      $187,500      $250,000      $250,000      $250,000      $250,000
$550,000.......         $68,750      $137,500      $206,250      $275,000      $275,000      $275,000      $275,000
$600,000.......         $75,000      $150,000      $225,000      $300,000      $300,000      $300,000      $300,000

As of December 31, 1999, the years of service recognized under the pension plan and the supplemental executive retirement plan for each of the named executives were as follows: Mr. O'Rourke, 4.5 years and 15 years (including Mr. O'Rourke's prior service at HealthLink), respectively, Ms. Van Trease, 5.5 years and 5.5 years, respectively; Ms. Braly, 1 year and 1 year, respectively, Mr. Fulk, 2 years and 2 years, respectively, and Mr. Schneiderman, 4.5 years and 4.5 years, respectively. Mr. O'Rourke and Ms. Van Trease each have a vested benefit in both the pension plan and the supplemental executive retirement plan, and Mr. Schneiderman has a vested benefit in the supplemental executive retirement plan. Compensation recognized under the pension plan generally includes a participant's base salary (including any portion deferred under RightCHOICE's qualified deferred benefit plans and
Section 125 plan), annual bonus compensation and payouts received under RightCHOICE's long-term incentive plans, subject to maximum limits on compensation imposed under the Internal Revenue Code. The same compensation, plus amounts deferred under the non-qualified deferred compensation plan, is recognized under the supplemental executive retirement plan, but without the maximum limits. Retirement benefits are calculated based upon the average of a participant's 5 highest consecutive years of compensation of the most recent 10 years of credited service. Under this formula, the final average earnings under the supplemental executive retirement plan (before applying the maximum limits under the Internal Revenue Code) for each of the named executives as of December 31, 1999 who has a vested benefit in the plan are as follows: John A. O'Rourke, $455,285, Sandra A. Van Trease, $258,429 and Herbert B. Schneiderman, $224,826, and the final average earnings under the plan (before applying the maximum limits under the Internal Revenue Code) for each of the named executives as of December 31, 1999 who does not have a vested benefit in the plan are as follows:
Angela F. Braly, $258,400 and Michael Fulk, $281,329. The estimated annual benefit for representative years of credited service can be determined by reference in the table to the level of final average earnings and the recognized years of service for each of the named executives.

Compensation of Directors

Directors' Fees. In 1999, each director of RightCHOICE' who is not an employee of RightCHOICE or its subsidiaries or of Blue Cross and Blue Shield of Missouri received: (1) an annual retainer of $13,000, (2) $800 for each meeting attended and (3) reimbursement of reasonable out-of-pocket expenses incurred in conjunction with attending board and committee meetings. Each non-employee director also received $700 for each committee meeting attended, except the committee chair who received $900 for each committee meeting attended. Each non-employee director is also entitled to receive additional fees for attending lengthy meetings. No additional fees were paid to directors in 1999. Directors serving on the business opportunities committee also receive $275 per hour for any additional efforts expended on committee matters outside of the meetings.

In 2000, RightCHOICE's non-employee director compensation was increased so that each non-employee director is paid: (1) an annual retainer of $26,500, (2) $1,000 for each board meeting attended and (3) $1,000 for each committee meeting attended, except the committee chair who is paid $1,200 for each committee meeting attended.

Directors' Stock Option Plan. RightCHOICE has adopted a stock option plan for non-employee directors to provide non-employee directors with stock options to purchase shares of class A common stock. The purpose of the plan is to attract and retain qualified outside directors and to provide additional incentive for these directors to promote the success of RightCHOICE's business through sharing in the future growth of the business. Only non-employee directors, currently five individuals, are eligible to participate in the directors' stock option plan.

Under the plan, each year RightCHOICE grants each non-employee director an option to purchase 1,000 shares of class A common stock. Each person who is elected for the first time as a non-employee director is granted an option to purchase a pro-rated number of shares of class A common stock based upon the number of months until the next annual grant. The aggregate number of shares of class A common stock that may be issued under options granted under the directors' stock option plan is limited to 60,000 shares, subject to adjustment
in the event of various changes in RightCHOICE's capital structure.   The
directors' stock option plan is administered by a committee designated by the board of directors and composed of directors who are not otherwise eligible to be participants in the plan. In 1999, John A. O'Rourke was the only member of this committee.

The exercise price for an option is the closing price of the class A common stock on the New York Stock Exchange on the date of grant. Each option expires 10 years from the date of grant. In the event of a change in control of RightCHOICE, the committee which administers the option plan has the discretion to accelerate the vesting of options, require the cash-out of options, adjust the options to reflect the change in control, or deem the options to be exercisable for the consideration which would have been received had the options been exercised prior to the change in control.

Directors' Deferred Compensation Plan. Non-employee directors may also elect to participate in a nonqualified deferred compensation plan. Under the plan, non-employee directors may make an annual election to defer a portion or all of their directors' fees. Directors may invest their deferred directors' fees in various mutual funds or they may purchase shares of class A common stock.

Compensation Committee Interlocks And Insider Participation

The compensation committee has general responsibility for recommending to the Board of Directors the compensation and benefits of RightCHOICE's executive officers. In October, 1999, Dr. Evens resigned as a director of RightCHOICE and as a member of the compensation committee and Mr. Bush and Dr. Porter joined the committee. The members of the compensation committee, thereafter, were Mr. Harbison, Jr., Chairman, Mrs. White, Mr. Bush and Dr. Porter. During 1999, no member of the compensation committee was an officer or employee of RightCHOICE or any of its subsidiaries, and no member of the compensation committee was formerly an officer of RightCHOICE or any of its subsidiaries.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    ------------------------------------------------------------------------

                    OWNERSHIP OF RIGHTCHOICE CAPITAL STOCK

Ownership of Management

The following table sets forth certain information as of December 31, 1999, regarding the beneficial ownership of RightCHOICE class A common stock and RightCHOICE class B common stock by each director of RightCHOICE, by each named executive and by all directors and executive officers of RightCHOICE as a group. All information with respect to beneficial ownership has been furnished by the respective directors and officers, as the case may be.

Beneficial ownership is determined in accordance with SEC rules that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and includes, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage ownership calculations are based on 3,710,653 shares of class A common stock outstanding and 14,962,500 shares of class B common stock outstanding plus 471,390 shares of class A common stock of which beneficial ownership may be acquired pursuant to stock options that are exercisable or that will become exercisable within 60 days.

                                             Amount and Nature of    Percentage of Shares
          Name                               Beneficial Ownership         Outstanding
          ----                               --------------------         -----------
                                             Class A      Class B    Class A        Class B
                                             -------      -------    -------        -------
William H. T. Bush(1)..............            6,000         0          *               0
Norman J. Tice(2)..................           10,150         0          *               0
Earle H. Harbison, Jr.(3)..........            6,500         0          *               0
Gloria W. White(4).................            4,702         0          *               0
Roger B. Porter, Ph.D.(5)..........            5,000         0          *               0
John A. O'Rourke(6)................           70,332         0          *               0
Sandra A. Van Trease(7)............           61,703         0          *               0
Angela F. Braly(8).................           25,902         0          *               0
Michael Fulk(9)....................           20,359         0          *               0
Herbert B. Schneiderman(10)........           55,224         0          *               0
All directors and executive
 officers as a group
(21 persons)(11)...................          501,143         0        8.4%              0

___________________
*    Less than 1%.

(1) Includes 5,000 shares that may be acquired pursuant to vested stock options.

(2) Includes 2,150 shares owned of record by Mr. Tice's wife as trustee of a trust established for her benefit for which Mr. Tice and his wife share voting and investment power and 6,000 shares that may be acquired pursuant to vested stock options.

(3) Includes 5,000 shares that may be acquired pursuant to vested stock options.

(4) Includes 4,667 shares that may be acquired pursuant to vested stock options.

(5) Includes 5,000 shares that may be acquired pursuant to vested stock options.

(6) Includes 36,117 shares that may be acquired pursuant to vested stock options at December 31, 1999 and 28,215 shares that may be acquired pursuant to stock options that vested on January 1, 2000.

(7) Includes 39,884 shares that may be acquired pursuant to vested stock options at December 31, 1999, 18,154 shares that may be acquired pursuant to stock options that vested on January 1, 2000 and 865 shares beneficially owned through RightCHOICE's 401(k) plan.

(8) Includes 16,000 shares that may be acquired pursuant to vested stock options at December 31, 1999 and 9,902 shares that may be acquired pursuant to stock options that vested on January 1, 2000.

(9) Includes 11,577 shares that may be acquired pursuant to vested stock options at December 31, 1999 and 8,782 shares that may be acquired pursuant to stock options that vested on January 1, 2000.

(10) Includes 42,830 shares that may be acquired pursuant to vested stock options at December 31, 1999 and 10,894 shares that may be acquired pursuant to stock options that vested on January 1, 2000. All shares are held by a trust for the benefit of Mr. Schneiderman.

(11) Includes 9,079 shares beneficially owned through the 401(k) plan by all directors and executive officers as a group and 83,395 shares that Edward J. Tenholder, who is Executive Vice President and Chief Operating Officer of Blue Cross and Blue Shield of Missouri and an employee of RightCHOICE, owns or may acquire pursuant to vested stock options.

Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 1999, regarding the beneficial ownership of RightCHOICE class A common stock and RightCHOICE class B common stock by each person known by the Board of Directors to own beneficially more than 5% of either class of RightCHOICE's capital stock.

Beneficial ownership is determined in accordance with SEC rules that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and includes, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage ownership calculations are based on 3,710,653 shares of class A common stock outstanding and 14,962,500 shares of class B common stock outstanding.

       Name and Address                           Amount and Nature                  Percentage of
     of Beneficial Owner                       of Beneficial Ownership             Shares Outstanding
     -------------------                       -----------------------             ------------------
                                              Class A           Class B         Class A          Class B
                                              -------           -------         -------          -------
Blue Cross and Blue Shield                      36,740        14,962,500            *               100%
of Missouri (1)
1831 Chestnut Street
St. Louis, Missouri 63103-2775

Heartland Advisors, Inc. (2)                 1,444,900                 0         38.9%                0%
790 North Milwaukee Street
Milwaukee, Wisconsin 53202

Health Care Service Corporation (3)            695,800                 0         18.8%                0%
300 Randolph Street
Chicago, Illinois 60601

Dimensional Fund Advisors, Inc. (4)            211,700                 0         5.71%                0%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

-------------------
*    Less than 1%.

(1) According to information contained in a report on Schedule 13G, dated February 16, 1996, the shares are beneficially owned by Blue Cross and Blue Shield of Missouri. Blue Cross and Blue Shield of Missouri may, at its option, convert each share of class B common stock that it owns into one share of class A common stock. If Blue Cross and Blue Shield of Missouri converted all of the shares of class B common stock that it owns into shares of class A common stock, it would own 14,999,240 shares of class A common stock, representing 80.3% of the outstanding shares of class A common stock, and no shares of class B common stock would be outstanding.

(2) According to information contained in a report on Schedule 13G/A, dated January 27, 2000 the shares are beneficially owned by one or more individual and institutional investors, including Heartland Value Fund (which owned more than 5% of the outstanding shares), for which Heartland Advisors, Inc. serves as investment advisor. Heartland Advisors, Inc. has sole voting power with respect to 676,800 shares and sole dispositive power with respect to 1,444,900 shares.

(3) According to information contained in a report on Schedule 13D, dated October 22, 1999, the shares are beneficially owned by Health Care Service Corporation which operates the Blue Cross and Blue Shield Plans in Illinois and Texas.

(4) According to information contained in a report on Schedule 13G, dated February 4, 2000, the shares are owned by four registered investment companies and certain other investment vehicles for which Dimensional Fund Advisors, Inc. serves as an investment advisor. Dimensional Fund Advisors furnishes investment advice to these investment companies and serves as investment manager to certain other investment vehicles including commingled group trusts. In its role as investment advisor and investment manager, Dimensional Fund Advisors possesses both voting and investment power over 211,700 shares of RightCHOICE class A common stock as of December 30, 1999. Dimensional Fund Advisors' investment companies and investment vehicles own all of the shares, and Dimensional Fund Advisors disclaims beneficial ownership of those shares.

           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           --------------------------------------------------------

Note 15 "Transactions with Blue Cross and Blue Shield of Missouri" of Part II,
Item 8, Financial Statements and Supplementary Data, contains financial information relating to RightCHOICE's transactions with Blue Cross and Blue Shield of Missouri.

                             CERTAIN TRANSACTIONS

RightCHOICE and Blue Cross and Blue Shield of Missouri have entered into an administrative services agreement pursuant to which: (1) RightCHOICE will, upon Blue Cross and Blue Shield of Missouri's request, perform functions necessary or appropriate for Blue Cross and Blue Shield of Missouri to continue to offer its products and conduct its other business, and (2) Blue Cross and Blue Shield of Missouri will, upon RightCHOICE's request, perform functions as necessary or appropriate to enable RightCHOICE to offer its products and conduct its other business. In addition, under the administrative services agreement, RightCHOICE and Blue Cross and Blue Shield of Missouri have granted to each other a nonexclusive license to use certain software programs and procedures and have agreed on a formula by which RightCHOICE and Blue Cross and Blue Shield of Missouri will pay the cost of services rendered to the other.

The administrative services agreement also provides that: (1) the Chief Executive Officer of Blue Cross and Blue Shield of Missouri is permitted to serve RightCHOICE in that capacity, (2) RightCHOICE will pay the Chief Executive Officer his total compensation, and (3) Blue Cross and Blue Shield of Missouri will reimburse RightCHOICE for the portion of the Chief Executive Officer's total compensation, as may be agreed, for time spent on Blue Cross and Blue Shield of Missouri's affairs. Finally, under the administrative services agreement, RightCHOICE and Blue Cross and Blue Shield of Missouri have agreed that Blue Cross and Blue Shield of Missouri will reimburse RightCHOICE for compensation paid to RightCHOICE employees for services rendered to Blue Cross and Blue Shield of Missouri.

RightCHOICE and Blue Cross and Blue Shield of Missouri have also entered into a tax allocation agreement pursuant to which RightCHOICE and Blue Cross and Blue Shield of Missouri have elected to file consolidated federal income tax returns. The tax allocation agreement provides that RightCHOICE will calculate the federal income tax liability for itself and its subsidiaries as if it were a single taxpayer for federal income tax purposes. If RightCHOICE is subject to federal income tax liability as a result of such calculation, it will pay such liability to Blue Cross and Blue Shield of Missouri, but if RightCHOICE is entitled to a refund of federal income tax as a result of such calculation, RightCHOICE will receive such refund from Blue Cross and Blue Shield of Missouri. In January 1998, RightCHOICE and Blue Cross and Blue Shield of Missouri amended the tax allocation agreement to provide for: (1) an allocation of liability between RightCHOICE and Blue Cross and Blue Shield of Missouri for adjustments in income tax liabilities of Blue Cross and Blue Shield of Missouri for periods prior to August 2, 1994; (2) an allocation of liability between RightCHOICE and Blue Cross and Blue Shield of Missouri for adjustments in federal income tax liabilities arising out of consolidated federal income tax returns filed by Blue Cross and Blue Shield of Missouri for periods after August 2, 1994, and (3) for the utilization of the tax reserve transferred by Blue Cross and Blue Shield of Missouri to RightCHOICE in August 1994.

RightCHOICE and a subsidiary of Blue Cross and Blue Shield of Missouri are parties to a lease agreement pursuant to which RightCHOICE leases office space and parking. The lease is for a ten year term, although RightCHOICE has two separate options to extend the lease for a period of five years each.

                                    PART IV

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         -------------------------------------------------------------
                                  ON FORM 8-K
                                  -----------

a)     The following documents are filed as part of this report:

1)     Financial Statements:

       The financial statements required to be filed as part of this Form 10-K Annual Report are set forth in the index in Part II, Item 8 of this report.

2)   Financial Statement Schedules:

                                                                               Page
                                                                               ----
       The schedule required to be filed as part of this report is as follows:

       I.  Condensed Financial Information of Registrant                        109

Schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the consolidated financial statements or related notes thereto.

3)     Exhibits

2      Conceptual framework for agreement to resolve litigation and regulatory issues with the Missouri Department of Insurance and the Missouri Attorney General (portion omitted pursuant to request for confidential treatment) - Incorporated by reference - previously filed as Exhibit 2 to the Registrant's Form 10-Q for the period ending March 31, 1998.*

2.1 Reorganization Agreement between the Registrant, Healthy Alliance Life Insurance Company (HALIC) and Blue Cross and Blue Shield of Missouri (BCBSMo) - Incorporated by reference - previously filed as Exhibit 2.1 to the Registrant's Form 10-K for the period ending December 31, 1994.*

2.1.1 Supplement to the Reorganization Agreement between the Registrant, Healthy Alliance Life Insurance Company (HALIC) and Blue Cross and Blue Shield of Missouri (BCBSMo) - Incorporated by reference - previously filed as Exhibit
2.1.1 to the Registrant's Form 10-K for the period ending December 31, 1995.*

2.2 Agreement and Plan of Reorganization, dated as of March 14, 2000, by and among Blue Cross and Blue Shield of Missouri, RightCHOICE Managed Care, Inc., a Missouri corporation, The Missouri Foundation for Health and RightCHOICE Managed Care, Inc., a Delaware corporation.

3.1 Articles of Incorporation of the Registrant - Incorporated by reference - previously filed as Exhibit 3.1 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

3.1.1 Amendment to Articles of Incorporation of the Registrant - Incorporated by reference - previously filed as Exhibit 3.1.1 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

3.2.1 Amended and Restated Bylaws of the Registrant dated October 27, 1997 - Incorporated by reference - previously filed as Exhibit 3.2 to the Registrant's Form 10-Q for the period ending September 30, 1997.*

4.1 Specimen of Class A Common Stock Certificate of the Registrant - Incorporated by reference - previously filed as Exhibit 4.1 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

4.2 Specimen of Class B Common Stock Certificate of Registrant - Incorporated by reference - previously filed as Exhibit 4.2 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.2 Reinsurance Agreement between the Registrant and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.2 to the Registrant's Form 10-K for the period ending December 31, 1994.*

10.3 Network Rental Agreement between the Registrant and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.3 to the Registrant's Form 10-K for the period ending December 31, 1994.*

10.4.1 Amended and Restated Administrative Services Agreement between the Registrant and BCBSMo - Incorporated by reference - previously filed as Exhibit
10.4.1 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.5.1 Amended and Restated Tax Allocation Agreement - Incorporated by reference - previously filed as Exhibit 10.5.1 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.5.2 State Income Tax Allocation Agreement by and among Blue Cross and Blue Shield of Missouri and RightCHOICE Managed Care, Inc., dated September 30, 1999
- Incorporated by reference - previously filed as Exhibit 10.1 to the Registrant's Form 10-Q for the period ending September 30, 1999.*

10.5.3 State Income Tax Allocation Agreement by and among RightCHOICE Managed Care, Inc. and its subsidiaries, dated September 30, 1999 - Incorporated by reference - previously filed as Exhibit 10.2 to the Registrant's Form 10-Q for the period ending September 30, 1999.*

10.6.3 Letter Agreement with BCBSA regarding the issuance of Blue Cross and Blue Shield licenses - Incorporated by reference - previously filed as Exhibit
10.6.3 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.6.4 Blue Cross License Agreement between Blue Cross and Blue Shield Association (BCBSA) and BCBSMo - Incorporated by reference - previously filed as
Exhibit 10.6.4 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.6.5 Blue Cross License Agreement between BCBSA and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.6.5 to the Registrant's Form 8-K filed on November 25, 1998.*

10.6.6 Addendum to Blue Cross License Agreement between BCBSA and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.6.6 to the Registrant's Form 8-K filed on November 25, 1998.*

10.6.7 Summary of Approved Changes to the Blue Cross Primary License Agreement
- Incorporated by reference - previously filed as Exhibit 10.6.7 to the Registrant's Form 10-K for the period ending December 31, 1998.*

10.6.8 Summary of Approved Changes to the Blue Cross Primary License Agreement
- Incorporated by reference - previously filed as Exhibit 10.1 to the Registrant's Form 10-Q for the period ending June 30, 1999.*

10.6.9 Addendum to Blue Cross License Agreement between BCBSA and BCBSMo, dated November 23, 1999.

10.7.3 Blue Shield License Agreement between BCBSA and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.7.3 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.7.4 Blue Shield License Agreement between BCBSA and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.7.4 to the Registrant's Form 8-K filed on November 25, 1998.*

10.7.5 Addendum to Blue Shield License Agreement between BCBSA and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.7.5 to the Registrant's Form 8-K filed on November 25, 1998.*

10.7.6 Summary of Approved Changes to the Blue Shield Primary License Agreement
- Incorporated by reference - previously filed as Exhibit 10.7.6 to the Registrant's Form 10-K for the period ending December 31, 1998.*

10.7.7 Summary of Approved Changes to the Blue Shield Primary License Agreement
- Incorporated by reference - previously filed as Exhibit 10.2 to the Registrant's Form 10-Q for the period ending June 30, 1999.*

10.7.8 Addendum to Blue Shield License Agreement among BCBSA and BCBSMo, dated November 23, 1999.

10.8.2 Blue Cross Controlled Affiliate License Agreement among BCBSA, HMO Missouri, Inc., and BCBSMo - Incorporated by reference - previously filed as
Exhibit 10.8.2 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.8.3 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HMO Missouri, Inc. - Incorporated by reference - previously filed as Exhibit
10.8.3 to the Registrant's Form 8-K filed on November 25, 1998.*

10.8.4 Addendum to Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HMO Missouri, Inc. - Incorporated by reference - previously filed as Exhibit 10.8.4 to the Registrant's Form 8-K filed on November 25, 1998.*

10.8.5 Addendum to Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo and HMO Missouri, Inc., dated November 23, 1999.

10.9.2 Blue Shield Controlled Affiliate License Agreement among BCBSA, HMO Missouri, Inc., and BCBSMo - Incorporated by reference - previously filed as
Exhibit 10.9.2 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.9.3 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HMO Missouri, Inc. - Incorporated by reference - previously filed as Exhibit
10.9.3 to the Registrant's Form 8-K filed on November 25, 1998.*

10.9.4 Addendum to Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HMO Missouri, Inc. - Incorporated by reference - previously filed as Exhibit 10.9.4 to the Registrant's Form 8-K filed on November 25, 1998.*

10.9.5 Addendum to Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo and HMO Missouri, Inc., dated November 23, 1999.

10.10.2 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo and the Registrant - Incorporated by reference - previously filed as Exhibit
10.10.2 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.10.3 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo, and the Registrant - Incorporated by reference - previously filed as Exhibit
10.10.3 to the Registrant's Form 8-K filed on November 25, 1998.*

10.10.4 Addendum to Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo, and the Registrant - Incorporated by reference - previously filed as Exhibit 10.10.4 to the Registrant's Form 8-K filed on November 25, 1998.*

10.10.5 Summary of Approved Changes to the Blue Cross Controlled Affiliate License Agreement - Incorporated by reference - previously filed as Exhibit
10.10.5 to the Registrant's Form 10-K for the period ending December 31, 1998.*

10.10.6 Summary of Approved Changes to the Blue Cross Controlled Affiliate License Agreement - Incorporated by reference - previously filed as Exhibit 10.3 to the Registrant's Form 10-Q for the period ending June 30, 1999.*

10.10.7 Addendum to Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo and the Registrant, dated November 23, 1999.

10.11.2 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo and the Registrant - Incorporated by reference - previously filed as Exhibit
10.11.2 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.11.3 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo, and the Registrant - Incorporated by reference - previously filed as Exhibit
10.11.3 to the Registrant's Form 8-K filed on November 25, 1998.*

10.11.4 Addendum to Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo, and the Registrant - Incorporated by reference - previously filed as Exhibit 10.11.4 to the Registrant's Form 8-K filed on November 25, 1998.*

10.11.5 Summary of Approved Changes to the Blue Shield Controlled Affiliate License Agreement - Incorporated by reference - previously filed as Exhibit
10.11.5 to the Registrant's Form 10-K for the period ending December 31, 1998.*

10.11.6 Summary of Approved Changes to the Blue Shield Controlled Affiliate License Agreement - Incorporated by reference - previously filed as Exhibit 10.4 to the Registrant's Form 10-Q for the period ending June 30, 1999.*

10.11.7 Addendum to Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo and the Registrant, dated November 23, 1999.

10.12.2 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo and HALIC - Incorporated by reference - previously filed as Exhibit 10.12.2 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.12.3 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo, and Healthy Alliance Life Insurance Company (HALIC) - Incorporated by reference
- previously filed as Exhibit 10.12.3 to the Registrant's Form 8-K filed on November 25, 1998.*

10.12.4 Addendum to Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HALIC - Incorporated by reference - previously filed as
Exhibit 10.12.4 to the Registrant's Form 8-K filed on November 25, 1998.*

10.12.5 Addendum to Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo and HALIC, dated November 23, 1999.

10.13.2 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo and HALIC - Incorporated by reference - previously filed as Exhibit 10.13.2 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.13.3 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HALIC - Incorporated by reference - previously filed as Exhibit 10.13.3 to the Registrant's Form 8-K filed on November 25, 1998.*

10.13.4 Addendum to Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HALIC - Incorporated by reference - previously filed as
Exhibit 10.13.4 to the Registrant's Form 8-K filed on November 25, 1998.*

10.13.5 Addendum to Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo and HALIC, dated November 23, 1999.

10.16 Directors' Stock Option Plan of the Registrant - Incorporated by reference - previously filed as Exhibit 10.18 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.17 Equity Incentive Plan of the Registrant - Incorporated by reference - previously filed as Exhibit 10.19 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.17.1 Amendment to Equity Incentive Plan of the Registrant - Incorporated by reference - previously filed as Exhibit 10.19.1 to the Registrant's Form 10-K for the period ending December 31, 1994.*

10.20 Form of Indemnification Agreement between the Registrant and its Directors and Officers (and list of parties who have executed indemnification agreements) - Incorporated by reference - previously filed as Exhibit 10.22 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.21 Agreement of Indemnification between BCBSMo and the Registrant and its subsidiaries - Incorporated by reference - previously filed as Exhibit 10.23 to the Registrant's Form 10-K for the period ending December 31, 1994.*

10.22 Registrant Supplemental Executive Retirement Plan - Incorporated by reference - previously filed as Exhibit 10.24 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.22.1 Registrant Supplemental Executive Retirement Plan as restated effective September 24, 1999.

10.23 Registrant Executive Deferred Compensation Plan - Incorporated by reference - previously filed as Exhibit 10.24 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.23.1 Amendment No. 1 to Registrant Executive Deferred Compensation Plan, amended and restated as of February 1, 1998.

10.23.2 Basic Program Document of the Nonqualified Deferred Compensation Program sponsored by INVESCO Retirement Plan Services - Incorporated by reference - previously filed as Exhibit 10.5 to the Registrant's Form 10-Q for the period ending June 30, 1999.*

10.23.3 Adoption Agreement for the Company's Executive Nonqualified Deferred Compensation Program - Incorporate by reference - previously filed as Exhibit
10.6 to the Registrant's Form 10-Q for the period ending June 30, 1999.*

10.24 Amended Nonemployee Director Deferred Compensation Plan of the Registrant- Incorporated by reference - previously filed as Exhibit 10.26 to the Registrant's Form 10-K for the period ending December 31, 1994.*

10.24.1 Amendment No. 1 to February 1, 1998 Amended and Restated Nonemployee Directors' Deferred Compensation Plan.

10.24.2 Adoption Agreement for the Company's Directors Nonqualified Deferred Compensation Program - Incorporated herein by reference - previously filed as
Exhibit 10.7 to the Registrant's Form 10-Q for the period ending June 30, 1999.*

10.24.3 Adoption Agreement for the Blue Cross and Blue Shield of Missouri Board of Trustees Nonqualified Deferred Compensation Program - Incorporated by reference - previously filed as Exhibit 10.8 to the Registrant's Form 10-Q for the period ending June 30, 1999.*

10.30 Credit Agreement dated as of August 10, 1995 among RightCHOICE Managed Care, Inc., as the Borrower, Bank of America National Trust and Savings Association, as Administrative Agent. The Boatmen's National Bank of St. Louis, as Co-Agent and the other Financial Institutions Party Hereto arranged by BA Securities, Inc. - Incorporated by reference - previously filed as Exhibit 10.1 to the Registrant's Form 10-Q for the period ending June 30, 1995.*

10.30.1 First Amendment to the Credit Agreement. - Incorporated by reference - previously filed as Exhibit 10.36.1 to the Registrant's Form 10-K for the period ending December 31, 1995.*

10.30.2 Consent and Second Amendment to the Credit Agreement - Incorporated by reference - previously filed as Exhibit 10.36.2 to the Registrant's Form 10-K for the period ending December 31, 1995.*

10.30.3 Third amendment to the Credit Agreement - Incorporated by reference - previously filed as Exhibit 10.2 to the Registrant's Form 10-Q for the period ending June 30, 1996.*

10.30.4 Fourth amendment to the Credit Agreement - Incorporated by reference - previously filed as Exhibit 10.36.4 to the Registrant's Form 10-K for the period ending December 31, 1996.*

10.30.5 Fifth amendment to the Credit Agreement - Incorporated by reference - previously filed as Exhibit 10.36.5 to the Registrant's Form 10-K for the period ending December 31, 1996.*

10.30.6 Sixth amendment to the Credit Agreement - Incorporated by reference - previously filed as Exhibit 10.36.6 to the Registrant's Form 10-Q for the period ending September 30, 1997.*

10.36.7 Seventh amendment to the Credit Agreement - Incorporated by reference - previously filed as Exhibit 10.36.7 to the Registrant's Form 10-Q for the period ending September 30, 1999.*

10.31 Lease between Forty-Four Forty-Four Forest Park Redevelopment Corporation (Landlord) and RightCHOICE Managed Care, Inc. (Tenant) dated January 1, 1995 -Incorporated by reference - previously filed as Exhibit 10.2 to the Registrant's Form 10-Q for the period ending June 30, 1995.*

10.32 Sublease between RightCHOICE Managed Care, Inc. and Blue Cross and Blue Shield of Missouri dated January 1, 1995 - Incorporated by reference - previously filed as Exhibit 10.3 to the Registrant's Form 10-Q for the period ending June 30, 1995.*

10.33 Building Services Agreement between Forty-Four Forty-Four Forest Park Redevelopment Corporation and RightCHOICE Managed Care, Inc. dated January 1, 1995 - Incorporated by reference - previously filed as Exhibit 10.4 to the Registrant's Form 10-Q for the period ending June 30, 1995.*

10.45 Executive Employment Agreement of John A. O'Rourke dated February 27, 1997 - Incorporated by reference - previously filed as Exhibit 10.51 to the Registrant's Form 10-Q for the period ending September 30, 1997.*,**

10.45.1 First Amendment to Executive Employment Agreement of John A. O'Rourke dated December 28, 1999.**

10.47 Executive Severance Agreement between the Registrant and Sandra Van Trease - Incorporated by reference - previously filed as Exhibit 10.47 to the Registrant's Form 10-K for the period ending December 31, 1997.*,**

10.48 Executive Severance Agreement between the Registrant and Herbert B. Schneiderman - Incorporated by reference - previously filed as Exhibit 10.48 to the Registrant's Form 10-K for the period ending December 31, 1997.*,**

10.50 Officer Severance Agreement between the Registrant and Sandra Van Trease- Incorporated by reference - previously filed as Exhibit 10.50 to the Registrant's Form 10-K for the period ending December 31, 1997.*,**

10.51 Officer Severance Agreement between the Registrant and Herbert B. Schneiderman - Incorporated by reference - previously filed as Exhibit 10.51 to the Registrant's Form 10-K for the period ending December 31, 1997.*,**

10.52 Form of Executive Severance Agreement between the Registrant and certain senior vice presidents of the Registrant (and list of parties who have executed executive severance agreements) -

Incorporated by reference -previously filed as Exhibit 10.52 to the Registrant's Form 10-K for the period ending December 31, 1997.*,**

10.52.1 Updated list of certain senior vice presidents who have executed executive severance agreements.**

10.52.2 Form of Amendment No. 1 to Executive Severance Agreement between the Registrant and certain senior vice presidents of the Registrant (and list of parties who have executed Amendment No. 1 to Executive Severance Agreement).**

10.53 Form of Officer Severance Agreement between the Registrant and certain senior vice presidents of the Registrant (and list of parties who have executed officer severance agreements) - Incorporated by reference - previously filed as
Exhibit 10.53 to the Registrant's Form 10-K for the period ending December 31, 1997.*,**

10.53.1 Updated list of certain senior vice presidents who have executed officer severance agreements.**

10.54 Form of Officer Severance Agreement between the Registrant and certain vice presidents of the Registrant (and list of parties who have executed officer severance agreements) - Incorporated by reference - previously filed as Exhibit
10.54 to the Registrant's Form 10-K for the period ending December 31, 1997.*,**

10.54.1 Updated list of certain vice presidents who have executed officer severance agreements.**

10.59.1 1999 Alliance Blue Cross Blue Shield Incentive Plan between the Registrant and Herb Schneiderman - Incorporated by reference - previously filed as Exhibit 10.59.1 to the Registrant's Form 10-K for the period ending December 31, 1998.*,**

10.60.1 1999 Alliance Blue Cross Blue Shield Incentive Plan between the Registrant and Mike Fulk - Incorporated by reference - previously filed as
Exhibit 10.60.1 to the Registrant's Form 10-K for the period ending December 31, 1998.*,**

10.61.1 1999 Alliance Blue Cross Blue Shield / Blue Cross Blue Shield of Missouri Incentive Plan between the Registrant and John O'Rourke - Incorporated by reference - previously filed as Exhibit 10.61.1 to the Registrant's 10-K for the period ending December 31, 1998.*,**

10.62.1 1999 Alliance Blue Cross Blue Shield Incentive Plan between the Registrant and Sandra Van Trease - Incorporated by reference - previously filed as Exhibit 10.62.1 to the Registrant's 10-K for the period ending December 31, 1998.*,**

10.64 Guarantor Agreement between HMO Missouri, Inc. and Blue Cross and Blue Shield of Missouri - Incorporated by reference - previously filed as Exhibit
10.64 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.65 Line of Credit Agreement between HMO Missouri, Inc. and Blue Cross and Blue Shield of Missouri - Incorporated by reference - previously filed as
Exhibit 10.65 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.66 Subordination Agreement between HMO Missouri, Inc. and Blue Cross and Blue Shield of Missouri - Incorporated by reference - previously filed as
Exhibit 10.66 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.67 Agreement of Indemnification between Registrant and Blue Cross and Blue Shield of Missouri - Incorporated by reference - previously filed as Exhibit
10.67 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.68 Order of Reference dated November 6, 1998 - Incorporated by reference - previously filed as Exhibit 10 to the Registrant's Form 10-Q for the period ending September 30, 1998.*

10.69 Executive Severance Agreement between the Registrant and Michael Fulk - Incorporated by reference - previously filed as Exhibit 10.69 to the Registrant's 10-K for the period ending December 31, 1998.*,**

10.70 Officer Severance Agreement between the Registrant and Michael Fulk - Incorporated by reference - previously filed as Exhibit 10.69 to the Registrant's 10-K for the period ending December 31, 1998.*,**

10.71    Executive Severance Agreement between the Registrant and Angela F.
Braly.**

10.72    Officer Severance Agreement between the Registrant and Angela F.
Braly.**

21.1     List of Subsidiaries of the Registrant.

23.1 Consent of PricewaterhouseCoopers LLP with regard to the Registrant's Registration Statements on Form S-8 - Registration Statement No. 33-90608, Registration Statement No. 333-33293, and Registration Statement No. 333-33317.

27       Financial Data Schedule (Electronic Filing Only).

99.1 Order issued by the Missouri Supreme Court, dated December 9, 1999, advising all parties to the proposed settlement agreement that court approval of a proposed settlement agreement is not required - Incorporated by reference - previously filed as Exhibit 99(b) to the Registrant's Form 8-K filed on December 15, 1999.*

99.2 Amended and Restated Settlement Agreement, dated January 6, 2000, by and among RightCHOICE Managed Care, Inc., Blue Cross and Blue Shield of Missouri, the Missouri Department of Insurance and Keith A. Wenzel, its Director, and Jeremiah W. "Jay" Nixon, Attorney General of the State of Missouri -Incorporated by reference - previously filed as Exhibit 99(a) to the Registrant's Form 8-K filed on January 11, 2000.*

99.3 Letter Agreement, dated January 5, 2000, amending the Settlement Agreement, dated September 20, 1998, by and among the Director of the Department of Insurance of the State of Missouri, Blue Cross and Blue Shield of Missouri, HMO Missouri, Inc., d/b/a BlueChoice, and Healthy Alliance Life Insurance Company - Incorporated by reference - previously filed as Exhibit 99(b) to the Registrant's Form 8-K filed on January 11, 2000.*

99.4 Letter Agreement, dated January 4, 2000, amending the Settlement Agreement, dated September 20, 1998, by and among Jeremiah W. (Jay) Nixon, Attorney General, on behalf of the State of Missouri, Blue Cross Blue Shield of Missouri, RightCHOICE Managed Care, Inc., HMO Missouri, Inc. d/b/a BlueChoice, Healthy Alliance Life Insurance Company and Preferred Health Plans of Missouri, Inc. - Incorporated by reference - previously filed as Exhibit 99(c) to the Registrant's Form 8-K filed on January 11, 2000.*

99.5 Letter Agreement, dated January 5, 2000, amending the Settlement Agreement, dated September 20, 1998, by and among Healthy Alliance Life Insurance Company, the Director of Revenue of the State of Missouri and the Director of the Department of Insurance of the State of Missouri - Incorporated by reference - previously filed as Exhibit 99(d) to the Registrant's Form 8-K filed on January 11, 2000.*

*Document has previously been filed with the Securities and Exchange Commission and is incorporated by reference and made a part hereof.

**Documents identified herein constitute all management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form.

b)       Reports on Form 8-K:

The Registrant filed a report with the SEC on Form 8-K on January 11, 2000, regarding the Amended and Restated Settlement Agreement and certain related amendments to other settlement agreements, with certain state agencies, including the Department of Insurance of the State of Missouri and its Director, Keith A. Wenzel, Attorney General of the State of Missouri, Jeremiah W. "Jay" Nixon, and the Director of Revenue of the State of Missouri.

The Registrant filed a report with the SEC on Form 8-K on December 15, 1999, relating to an Order issued by the Missouri Supreme Court on December 9, 1999, that advised all parties to the proposed settlement agreement that court approval of a proposed settlement agreement is not required.

The Registrant filed a report with the SEC on Form 8-K on November 18, 1999, related to the Missouri Supreme Court ruling that it would hear the appeal of the order of the Cole County Circuit Court Judge Thomas Brown III, disapproving the settlement agreement and stayed further proceedings before Judge Brown and disappointed Special Master, Robert G. Russell.

The Registrant filed a report with the SEC on Form 8-K on October 18, 1999, relating to the recommendation made on October 8, 1999 by the Special Master appointed by the County Circuit Court of Cole County, Missouri, that the March 1999 modification settlement agreement of litigation be disapproved.

c) See Exhibits listed in Item 14(a) hereof and the attached to this Form 10-K Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 13, 2000                 RightCHOICE Managed Care, Inc.

                                       By: /s/ John A. O'Rourke
                                           --------------------
                                           John A. O'Rourke
                                           Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                         Title                                      Date
           ---------                         -----                                      ----
     /s/ John A. O'Rourke              Chairman of the Board,                        March 13, 2000
---------------------------------      President and Chief Executive
     John A. O'Rourke                  Officer


     /s/ Sandra A. Van Trease          Senior Executive Vice President, Chief        March 13, 2000
---------------------------------      Operating Officer, Chief Financial
     Sandra A. Van Trease              Officer (Principal Financial Officer
                                       and Principal Accounting Officer)


     /s/ William H. T. Bush            Director                                      March 13, 2000
---------------------------------
     William H. T. Bush

     /s/ Earle H. Harbison, Jr.        Director                                      March 13, 2000
---------------------------------
     Earle H. Harbison, Jr.

     /s/ Roger B. Porter, Ph.D.        Director                                      March 13, 2000
---------------------------------
     Roger B. Porter, Ph.D.

     /s/ Norman J. Tice                Director                                      March 13, 2000
---------------------------------
     Norman J. Tice

     /s/ Gloria W. White               Director                                      March 13, 2000
---------------------------------
     Gloria W. White

                         RightCHOICE Managed Care, Inc.
                          Consolidated Balance Sheets
                (in thousands, except shares and per share data)

                                                                               December 31,
                             ASSETS                                         1999             1998
                             ------                                         ----             ----
Current assets:
  Cash and cash equivalents......................................          $ 44,400         $ 39,409
  Investments available for sale, at market value................           201,926          208,281
  Receivables from members.......................................            78,947           68,024
  Receivables from related parties...............................            28,764           18,294
  Deferred income taxes..........................................             8,629            4,798
  Other assets...................................................            17,981           19,818
                                                                           --------         --------
     Total current assets........................................           380,647          358,624
Property and equipment, net......................................            55,470           58,234
Deferred income taxes............................................             9,791           11,583
Investments in affiliates........................................             5,905            5,729
Goodwill and intangible assets, net..............................            71,400           74,508
                                                                           --------         --------
     Total assets................................................          $523,213         $508,678
                                                                           ========         ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

Current liabilities:
  Medical claims payable.........................................          $124,428         $109,986
  Unearned premiums..............................................            62,824           56,407
  Accounts payable and accrued expenses..........................            59,476           64,754
  Current portion of long-term debt..............................             8,000           10,000
  Payables to related parties....................................            27,009           26,194
  Reserve for loss contract......................................             7,259            9,052
  Obligations for employee benefits..............................             1,577            2,954
  Income taxes payable...........................................            12,965           10,485
  Obligations under capital leases...............................             4,071            4,254
                                                                           --------         --------
     Total current liabilities...................................           307,609          294,086
Reserve for loss contract........................................                              7,259
Long-term debt...................................................            26,063           33,063
Obligations for employee benefits................................            26,819           24,338
Obligations under capital leases.................................             5,179            4,058
                                                                           --------         --------
     Total liabilities...........................................           365,670          362,804
                                                                           --------         --------
Shareholders' equity:
  Preferred stock, $0.01 par, 25,000,000 shares authorized,
     no shares issued and outstanding............................
  Common stock:
      Class A, $0.01 par, 125,000,000 shares authorized,
      3,737,500 shares issued, 3,710,653 and 3,710,426 shares
      outstanding, respectively..................................                37               37
      Class B, convertible, $0.01 par, 100,000,000 shares
      authorized, 14,962,500 shares issued and outstanding.......               150              150
  Additional paid-in capital.....................................           132,634          132,635
  Retained earnings..............................................            29,529           12,313
  Treasury stock, 26,847 and 27,074 class A shares,
   respectively, at cost.........................................              (380)            (383)
  Accumulated other comprehensive (loss) income..................            (4,427)           1,122
                                                                           --------         --------
     Total shareholders' equity..................................           157,543          145,874
                                                                           --------         --------
     Total liabilities and shareholders' equity..................          $523,213         $508,678
                                                                           ========         ========

See accompanying Notes to Consolidated Financial Statements.

                        RightCHOICE Managed Care, Inc.
                       Consolidated Statements of Income
               (in thousands, except shares and per share data)


                                                                               For the year ended December 31,
                                                                           1999             1998             1997
                                                                           ----             ----             ----
Revenues:
 Premium............................................................     $   732,151      $   694,487      $   654,267
 Fees and other income..............................................          84,761           73,025           65,144
                                                                         -----------      -----------      -----------
        Total revenues..............................................         816,912          767,512          719,411
                                                                         -----------      -----------      -----------

Operating expenses:
 Health care services...............................................         601,532          579,827          555,126
 Commissions........................................................          32,462           31,394           29,302
 General and administrative (excludes depreciation and amortization and excludes net intercompany charges of $11,728, $11,231 and
  $8,356, respectively, allocated to Blue Cross and Blue Shield of
  Missouri).........................................................         146,036          140,304          140,064
 Depreciation and amortization......................................          17,215           19,334           23,108
 Charge for loss reserves...........................................                                            29,510
 Other non-recurring charges........................................                              900            3,301
                                                                         -----------      -----------      -----------
        Total operating expenses....................................         797,245          771,759          780,411
                                                                         -----------      -----------      -----------
Operating income (loss).............................................          19,667           (4,247)         (61,000)
                                                                         -----------      -----------      -----------
Investment income:
 Interest and dividends.............................................          13,367           14,737           15,916
 Realized (losses) gains, net.......................................            (516)           3,932           17,268
                                                                         -----------      -----------      -----------
        Total investment income, net................................          12,851           18,669           33,184
                                                                         -----------      -----------      -----------
Other:
 Interest expense...................................................          (4,344)          (4,539)          (4,681)
 Other income (expense), net........................................             219             (379)          (1,058)
                                                                         -----------      -----------      -----------
        Total other, net............................................          (4,125)          (4,918)          (5,739)
                                                                         -----------      -----------      -----------

Income (loss) before provision (benefit) for income taxes...........          28,393            9,504          (33,555)
Provision (benefit) for income taxes................................          11,177            3,844           (9,521)
                                                                         -----------      -----------      -----------
Net income (loss)...................................................     $    17,216      $     5,660      $   (24,034)
                                                                         ===========      ===========      ===========

Weighted average common shares outstanding..........................      18,673,000       18,672,100       18,672,600
                                                                         -----------      -----------      -----------

Basic and diluted earnings (loss) per share.........................           $0.92            $0.30           $(1.29)
                                                                         ===========      ===========      ===========

          See accompanying Notes to Consolidated Financial Statements.

                         RIGHTCHOICE MANAGED CARE, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                         (in thousands, except shares)

                                                                                                        Accumulated
                                                    Common Stock    Additional                             Other
                                                  ----------------    Paid In    Retained   Treasury   Comprehensive
                                                  Class A  Class B    Capital    Earnings     Stock    Income (Loss)     Total
===============================================================================================================================
Balance at December 31, 1996                          $37     $150    $132,640    $30,687      $(326)         $9,766   $172,954

Comprehensive loss:

 Net loss                                                                         (24,034)                              (24,034)

 Change in unrealized appreciation
 on available-for-sale securities, net
 of income tax benefit of $4,386                                                                              (7,977)    (7,977)
                                                                                                                       --------

Comprehensive loss                                                                                                      (32,011)

Purchase of 5,400 shares of
class A common stock, at cost                                                                    (78)                       (78)

Balance at December 31, 1997                           37      150     132,640      6,653       (404)          1,789    140,865
-------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:

 Net income                                                                         5,660                                 5,660

 Change in unrealized appreciation
 on available-for-sale securities, net
 of income tax benefit of $147                                                                                  (297)      (297)

 Minimum pension liability adjustment,
 net of income tax benefit of $199                                                                              (370)      (370)
                                                                                                                       --------

Comprehensive income                                                                                                      4,993

1,426 shares issued under the
company's stock option plan                                                 (5)                   21                         16

Balance at December 31, 1998                           37      150     132,635     12,313       (383)          1,122    145,874
-------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:

 Net income                                                                        17,216                                17,216

 Change in unrealized appreciation
 on available-for-sale securities, net
 of income tax benefit of $3,198                                                                              (5,624)    (5,624)

 Minimum pension liability adjustment,
 net of income tax provision of $40                                                                               75         75
                                                                                                                       --------

Comprehensive income                                                                                                     11,667

227 shares issued under the
company's stock option plan                                                 (1)                    3                          2

Balance at December 31, 1999                          $37     $150    $132,634    $29,529      $(380)        $(4,427)  $157,543
-------------------------------------------------------------------------------------------------------------------------------

          See accompanying Notes to Consolidated Financial Statements.

                        RightCHOICE Managed Care, Inc.
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                                                                  For the year ended December 31,
                                                                                                    1999        1998        1997
                                                                                                    ----        ----        ----
Cash flows from operating activities:
   Net income (loss)...........................................................................  $  17,216   $   5,660   $ (24,034)
   Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:
   Provision (benefit) for deferred income taxes...............................................      1,118       1,697      (6,507)
   Depreciation and amortization...............................................................     17,215      19,334      23,108
   Loss (gain) on sale of property and equipment...............................................        514          53         (44)
   Undistributed (earnings) losses of affiliates...............................................       (176)         48         916
   Loss (gain) on sale of investments..........................................................        516      (3,932)    (17,268)
   Accretion of discounts and amortization of premiums, net....................................        400         612           6
(Increase) decrease in certain assets, net of effects from investment in affiliates:
   Receivables from members....................................................................    (10,923)     (8,005)     (5,182)
   Receivables from related parties............................................................    (10,470)     (2,164)        943
   Other assets................................................................................      2,232      (4,556)     (2,859)
Increase (decrease) in certain liabilities, net of effects from investment in affiliates:
   Medical claims payable......................................................................     14,442      (2,353)        506
   Unearned premiums...........................................................................      6,417      (1,249)      4,957
   Accounts payable and accrued expenses.......................................................     (5,163)      8,293     (13,065)
   Payables to related parties.................................................................        815       5,981       3,064
   Reserve for loss contract...................................................................     (9,052)     (9,052)     25,363
   Obligations for employee benefits...........................................................      1,104       2,217         (33)
   Income taxes payable........................................................................      2,480      (1,566)       (755)
                                                                                                 ---------   ---------   ---------
Net cash provided by (used in) operating activities............................................     28,685      11,018     (10,884)
                                                                                                 ---------   ---------   ---------
Cash flows from investing activities:
   Proceeds from matured investments:
    Fixed maturities...........................................................................     10,489      20,359       3,975
   Proceeds from investments sold:
    Fixed maturities...........................................................................    157,505     273,591     311,599
    Equity securities..........................................................................        521                  40,734
    Other......................................................................................        101       4,482      32,469
   Investments purchased:
    Fixed maturities...........................................................................   (161,665)   (282,400)   (340,366)
    Equity securities..........................................................................    (10,034)       (548)       (230)
    Other......................................................................................       (489)       (796)     (2,039)
   Investment in other affiliates, net of cash acquired........................................                                 24
   Sale and redemption of affiliates...........................................................                  3,444
   Proceeds from property and equipment sold...................................................         24       2,051         561
   Property and equipment purchased............................................................     (6,598)    (12,496)    (18,544)
                                                                                                 ---------   ---------   ---------
Net cash (used in) provided by investing activities............................................    (10,146)      7,687      28,183
                                                                                                 ---------   ---------   ---------
Cash flows from financing activities:
   Sale (purchase) of class A treasury stock...................................................          2          16         (78)
   Payments of long-term debt..................................................................     (9,000)     (3,937)    (15,000)
   Payments of capital lease obligations.......................................................     (4,550)     (5,247)     (5,767)
                                                                                                 ---------   ---------   ---------
Net cash used in financing activities..........................................................    (13,548)     (9,168)    (20,845)
                                                                                                 ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents...........................................      4,991       9,537      (3,546)
Cash and cash equivalents at beginning of year.................................................     39,409      29,872      33,418
                                                                                                 ---------   ---------   ---------
Cash and cash equivalents at end of year.......................................................  $  44,400   $  39,409   $  29,872
                                                                                                 =========   =========   =========
Supplemental disclosure of cash information:
   Interest paid...............................................................................  $   4,344   $   4,687   $   5,036
   Income taxes paid (refund received), net....................................................      7,579         712      (2,262)
Supplemental schedule of noncash investing and financing activities:
   Equipment acquired through capital leases...................................................  $   7,631   $   4,325   $   9,730
   Disposal of equipment under capital leases..................................................      2,143         675       2,810

          See accompanying Notes to Consolidated Financial Statements.

                         RightCHOICE Managed Care, Inc.
                   Notes to Consolidated Financial Statements
                   (dollars in thousands, except share data)

1.  Organization

RightCHOICE Managed Care, Inc. (RightCHOICE or the company) is a majority owned subsidiary of Blue Cross and Blue Shield of Missouri (BCBSMo) incorporated in the State of Missouri. In connection with RightCHOICE's initial public offering of class A common stock on August 1, 1994, BCBSMo transferred its managed health care business to RightCHOICE. The holders of class A common stock have one vote per share and the holders of class B common stock have 10 votes per share. BCBSMo is the sole holder of class B common stock. Each share of class B common stock is convertible into one share of class A common stock at the option of the holder at any time. At December 31, 1999, BCBSMo and all holders of class A common stock have control over approximately 97.6% and 2.4%, respectively, of the combined voting power of both classes of common stock. There are no liquidation preferences between the two classes of common stock. RightCHOICE has not issued shares of its authorized preferred stock. In addition, RightCHOICE provides certain guarantees relating to the financial stability of certain affiliates.

RightCHOICE offers a comprehensive array of managed health care products and services, including preferred provider organizations (PPO), point of service
(POS), health maintenance organizations (HMO), Medicare supplement, specialty managed care and managed indemnity benefit plans, third-party administrator
(TPA) services, administrative services only (ASO), network rental services and life insurance agency services.

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

Principles of consolidation

The Consolidated Financial Statements include the accounts of RightCHOICE and its subsidiaries after elimination of all significant intercompany transactions. These subsidiaries include Healthy Alliance Life Insurance Company (HALIC), HealthLink HMO, Inc. (HealthLink HMO), HMO Missouri, Inc. (BlueCHOICE), and Diversified Life Insurance Agency of Missouri, Inc., all Missouri corporations, and HealthLink, Inc. (HealthLink) and RightCHOICE Insurance Company (RIC), both Illinois corporations. Investments in other companies in which less than a majority interest is held are accounted for under the equity or cost method.

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

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line basis over the estimated useful life of the respective assets, ranging from 30 years for buildings, 3 to 10 years for furniture and equipment, 3 to 7 years for capitalized software development costs, and 5 to 10 years for leasehold improvements.

Improvements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings. RightCHOICE also capitalizes purchased and internally developed software costs to the extent they are expected to benefit future operations. Software amortization of such costs commences when specific components are operational. Unamortized software development cost as of December 31, 1999, and 1998 was $31,715 and $33,852, respectively. Software amortization expense for the years ended December 31, 1999, 1998, and 1997, was $6,407, $7,701, and $5,521,
respectively.

Change in estimate

Based upon management's periodic review of the useful lives of its various assets, RightCHOICE's estimate of the useful life of various modules of its capitalized software changed from 5 years to 7 years, effective with the beginning of 1999. The change relates to the software capitalized as part of the company's information and operations strategy (IOS). This IOS software will continue to replace the company's core operating systems for enrollment, billing, claims payment, and customer service. Management believes that this change will more appropriately match the amortization expense of the software with the periods in which the software will be utilized. This change in estimate on an after-tax basis resulted in an increase to RightCHOICE's net income for 1999 of approximately $2.4 million or $0.13 per share.

Goodwill and intangible assets

Goodwill and intangible assets represent the excess of cost over the fair market value of net assets acquired in purchase transactions. Gross goodwill and intangible assets (excluding related accumulated amortization) was $85,770 and $85,975 as of December 31, 1999, and 1998, respectively, and is amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization on goodwill and intangible assets as of December 31, 1999, and 1998 was $14,370 and $11,467, respectively. Amortization expense of the goodwill and other intangibles aggregated $2,903, $2,924, and $7,487 in 1999, 1998, and 1997,
respectively, including the amortization of the intangibles related to the purchase of HealthLink in 1995 of $2,769, $2,769, and $3,061 in 1999, 1998, and
1997, respectively.

RightCHOICE reviews the carrying value of goodwill, intangibles and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review is performed by comparing estimated undiscounted future cash flows from use of the asset to the recorded value of the asset.

Medical claims payable

In addition to the liability for processed but unpaid claims at period-end, RightCHOICE provides for the estimated amount of liability arising from medical care provided to members, net of coordination of benefit refunds, for claims still in process, as well as undischarged and unreported claims. This estimate is based on current membership statistics, claim run-off patterns and certain actuarial formulas. The liability includes estimated processing expenses relating to such claims. Such estimates are subject to revision; however, management believes these estimates reasonably approximate actual costs.

Reinsurance

In the normal course of business, RightCHOICE's subsidiaries cede insurance to other unrelated insurance carriers on an excess loss or quota share basis. RightCHOICE's subsidiaries engage in such reinsurance activity to limit losses from large exposures and to permit recovery of a portion of direct losses. The company expensed $1,060, $1,042, and $1,009 for the years ended December 31, 1999, 1998, and 1997, respectively, for costs related to this stop loss coverage. Recoveries in these years were not significant. RightCHOICE and its subsidiary, Healthy Alliance Life Insurance Company, also reached a network access and financial reinsurance agreement with Blue Cross and Blue Shield of Kansas City (BCBSKC). As a result of the agreements, members of either plan who are enrolled through statewide employers or associations are able to use the provider network of the Blue Cross and Blue Shield company where they live. The impact of these reinsurance activities is not significant to the Consolidated Financial Statements.

Income taxes

RightCHOICE utilizes the asset and liability method of accounting for income taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

RightCHOICE, along with its subsidiaries, files consolidated federal and Missouri state income tax returns with Blue Cross and Blue Shield of Missouri. In accordance with the federal tax-sharing agreement of the consolidated group, federal income tax expense is allocated to RightCHOICE and its subsidiaries based upon the consolidated income generated by RightCHOICE and its subsidiaries.

Dividend restrictions

Missouri and Illinois insurance laws and regulations provide certain restrictions on the payment of dividends by insurance companies and health maintenance organizations in a holding company structure. The Missouri and Illinois Directors of Insurance may bring an action to enjoin or rescind the payment of any dividend or distribution that would cause the insurer's statutory surplus to be unreasonable or inadequate. At December 31, 1999, RightCHOICE's insurance and HMO subsidiaries did not have a significant amount of earned surplus available for dividend payments without the prior approval of the Missouri or Illinois Directors of Insurance. HealthLink, which is not an insurance company or HMO, is not subject to these restrictions.

Earnings per share

Basic earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the number of weighted average shares outstanding plus additional shares representing stock distributable under stock-based compensation plans using the treasury stock method. There were 43,438 and 17,924 dilutive potential common shares for 1999 and 1998, respectively. Because 1997 results reflect a net loss, basic and diluted earnings per share are calculated based on the same weighted average number of shares outstanding. The antidilutive potential common shares that could dilute earnings per share in the future were 464,615, 439,508, and 469,766 as of December 31, 1999, 1998, and 1997, respectively.

Concentration of credit risk

RightCHOICE primarily conducts business in the State of Missouri, and a significant portion of its customer base is concentrated with companies that are located in the metropolitan St. Louis area. No single customer generates in excess of 10% of RightCHOICE's total revenue.

RightCHOICE invests its excess cash in interest-bearing deposits with major banks, commercial paper and money market funds. Although a majority of the cash accounts exceed the federally insured deposit amount, management does not anticipate non-performance by the other parties. Management reviews the stability of these institutions on a periodic basis.

Investments principally include U.S. Treasury and agency bonds and fixed maturity bonds in a variety of companies A-rated or better by nationally recognized rating services. Investments in life insurance contracts consist primarily of flexible premium variable life products, invested in managed bond and equity funds, purchased from an insurance company that has an A.M. Best rating of A+. Such credit ratings are routinely reviewed by management.

Fair value of financial instruments

The carrying amount for cash and cash equivalents, receivables, and accounts payable approximates fair value because of the short maturity of those instruments. The fair value of investments available for sale at December 31, 1999, and 1998, determined based upon quoted market prices, is disclosed in Note 4.

Revenue recognition and unearned premiums

For most members, premiums are billed in advance of coverage periods and are recorded as revenue over the period to which health care coverage relates. Amounts billed but unearned are recorded as unearned premiums. RightCHOICE's TPA and ASO self-funded programs do not involve the assumption of significant insurance or credit risks; therefore, revenue from these programs is reflected in fees and other income. During the years ended December 31, 1999, 1998 and 1997, RightCHOICE received reimbursements for claims paid of $54,232, $50,558, and $106,227, respectively, from TPA and ASO self-funded groups.

Non-recurring charges

During the fourth quarter of 1998, RightCHOICE recorded a $0.9 million charge related to the reduction of its workforce. RightCHOICE also incurred charges to earnings of $3.3 million in 1997, for costs associated with moving RightCHOICE's claims, customer service, billing, and provider services functions from St. Louis to Springfield, Missouri, and Cape Girardeau, Missouri. In addition, during the third quarter of 1997, BlueCHOICE recorded a $29.5 million loss reserve for estimated losses relating to its contract with the Missouri Consolidated Health Care Plan. The reserve is based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles.

Reclassifications

Certain reclassifications have been made to the Consolidated Financial Statements for 1997 and 1998 to conform to the 1999 presentation.

Recently issued accounting standards

In June 1998, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000, as extended by SFAS No. 137. Earlier application of SFAS No. 133 is encouraged but should not be applied retroactively to financial statements of prior periods. RightCHOICE believes that the adoption of SFAS No. 133 will not have a material impact on RightCHOICE's financial position or results of operations.

In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, "Accounting for Computer Software Developed For or Obtained For Internal Use," which is effective for fiscal years beginning after December 15, 1998. The SOP requires preliminary stage project costs to be expensed as incurred. Once a project is in the application development stage, the SOP requires all external direct costs for materials and services and payroll and related fringe benefit costs to be capitalized, and subsequently amortized over the estimated useful life of the project. The adoption of SOP 98-1 did not have a material impact on RightCHOICE's financial position or results of operations.

In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP requires that certain costs of start-up activities, including organization costs, should be expensed as incurred. RightCHOICE adopted SOP 98-5 in the first quarter of 1999 and this adoption did not have a material impact on RightCHOICE's financial position or results of operations.

3.  Comprehensive income

The components of other comprehensive income related to the unrealized gains or losses on RightCHOICE's available-for-sale securities for the years ended December 31, 1999, 1998, and 1997 are as follows:

                                                                                    Year ended December 31,
                                                                                    -----------------------
                                                                                 1999         1998           1997
                                                                                 ----         ----           ----
Unrealized holding (losses) gains arising during period, net of
     taxes..............................................................       $(5,961)      $ 1,671        $  3,163
Less:  reclassification adjustment for losses (gains) included in net
     income (loss), net of taxes........................................           337        (1,968)        (11,140)
                                                                               -------       -------        --------
Net unrealized losses on securities.....................................       $(5,624)      $  (297)       $ (7,977)
                                                                               =======       =======        ========

The components of accumulated other comprehensive income on the Consolidated Balance Sheets include unrealized net (depreciation) appreciation of investments as well as a minimum pension liability adjustment. The unrealized net (depreciation) appreciation of investments was $(4,132) and $1,492 at December 31, 1999 and 1998, respectively. The minimum pension liability increase was $295 and $370 at December 31, 1999 and 1998, respectively.

4.  Investments available for sale

Investments available for sale are summarized below:

                                                                            Gross         Gross       Estimated
                                                             Amortized    unrealized   unrealized       market
                                                                cost        gains        losses         value
                                                                ----        -----        ------         -----
December 31, 1999
   Fixed maturities:
   U.S. government and agency securities.............        $106,228         $ 36      $(4,214)      $102,050
   Corporate bonds and notes.........................          76,622           16       (3,437)        73,201
   Short-term investments............................           8,835                                    8,835
                                                             --------     --------     --------       --------
                                                              191,685           52       (7,651)       184,086
                                                             --------     --------     --------       --------

   Equity securities.................................          10,149          925                      11,074
                                                             --------     --------     --------       --------
   Other invested assets.............................           6,766                                    6,766
                                                             --------     --------     --------       --------
                                                             $208,600         $977      $(7,651)      $201,926
                                                             ========     ========     ========       ========
December 31, 1998
   Fixed maturities:
   U.S. government and agency securities..............       $ 92,281       $1,083        $(149)      $ 93,215
   Corporate bonds and notes..........................        100,927        2,039         (587)       102,379
   Short-term investments.............................          5,249                                    5,249
                                                             --------     --------     --------       --------
                                                              198,457        3,122         (736)       200,843
                                                             --------     --------     --------       --------

   Other invested assets..............................          7,501                       (63)         7,438
                                                             --------     --------     --------       --------
                                                             $205,958       $3,122        $(799)      $208,281
                                                             ========     ========     ========       ========

Interest and dividend income comprises the following:

                                                                               Year ended December 31,
                                                                               -----------------------
                                                                          1999           1998          1997
                                                                          ----           ----          ----
Interest on bonds................................................       $11,966       $13,152       $12,822
Dividends on stocks..............................................           231           112           102
Accretion of discounts and amortization of premiums, net.........          (400)         (612)           (6)
Interest on cash equivalents and other investment income.........         2,269         2,712         3,697
                                                                        -------       -------       -------
Gross investment income..........................................        14,066        15,364        16,615
Investment expenses..............................................          (699)         (627)         (699)
                                                                        -------       -------       -------
                                                                        $13,367       $14,737       $15,916
                                                                        =======       =======       =======

Realized (losses) gains on investments available for sale are as follows:

                                                                              Year ended December 31,
                                                                              -----------------------
                                                                         1999          1998         1997
                                                                         ----          ----         ----
Net realized (losses) gains:
 Fixed maturities...............................................         $(530)       $3,054     $ 6,930
 Equity securities..............................................                                  10,338
                                                                        ------       -------     -------
                                                                         $(530)       $3,054     $17,268
                                                                        ======       =======     =======

In addition, during 1999, RightCHOICE realized a $14 gain from the sale of other assets. During 1998, RightCHOICE realized a $794 gain from the sale of a subsidiary that was accounted for under the equity method and an $84 gain from the sale of other assets. Proceeds from sales of available-for-sale securities were $158,127, $278,073, and $384,802, during 1999, 1998, and 1997, respectively. Gross realized gains on investments available for sale were $929, $3,553, and $19,203, during 1999, 1998, and 1997, respectively. Gross realized losses on investments available for sale were $1,459, $499, and $1,935, during 1999, 1998, and 1997, respectively. Contractual maturities of fixed maturity investments, excluding other invested assets (primarily consisting of variable life insurance contracts), held on December 31, 1999, are as presented below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                    Estimated
                                                      Amortized       market
                                                         cost         value
                                                         ----         -----

Due in one year or less........................       $ 17,869     $ 17,843
Due after one year through five years..........         68,794       67,069
Due after five years through 10 years..........         43,205       40,610
Due after 10 years.............................         61,817       58,564
                                                      --------     --------
                                                      $191,685     $184,086
                                                      ========     ========
5.   Receivables from members

Receivables from members consist of the following:

                                                       December 31,
                                                       ------------
                                                    1999           1998
                                                    ----           ----
Individual subscribers.....................       $ 6,823        $ 6,202
Underwritten groups........................        42,268         40,109
Self-funded/ASO groups.....................        29,856         21,713
                                                  -------        -------
                                                  $78,947        $68,024
                                                  =======        =======

Based on historical collection experience, RightCHOICE considers its receivables from members to be fully collectible; accordingly, no significant allowance for doubtful accounts is recorded.

6.  Property and equipment, net

Property and equipment consist of the following:

                                                      December 31,
                                                      ------------
                                                   1999          1998
                                                   ----          ----
Land and building..........................     $  4,815      $  4,338
Furniture and equipment, including
  capitalized leases.......................       44,829        59,959
Capitalized software development costs.....       51,790        47,520
Leasehold improvements.....................        3,953         3,914
                                                --------      --------
                                                 105,387       115,731
Less accumulated depreciation
  and amortization.........................      (49,917)      (57,497)
                                                --------      --------
                                                $ 55,470      $ 58,234
                                                ========      ========

Depreciation and amortization expense was $14,312, $16,410, and $15,621, for the years ended December 31, 1999, 1998, and 1997, respectively.

7.  Investments in affiliates

RightCHOICE has a non-controlling, 50% interest in The EPOCH Group, L.C. (EPOCH). EPOCH is a limited liability company that performs third-party administrator (TPA) functions for self-insured organizations. EPOCH is not consolidated with RightCHOICE's operations and is accounted for using the equity method. The combined annual revenues of EPOCH were $23.7 million in 1999 and $22.9 million in 1998. Operating income was $1.5 million and $1.1 million in 1999 and 1998, respectively. EPOCH distributed a $0.5 million dividend to RightCHOICE during 1999. Undistributed earnings to RightCHOICE for 1999 and 1998 were $176 and $330, respectively. EPOCH serves approximately 275 businesses primarily in the Midwest as of December 31, 1999.

8.  Medical claims payable

Medical claims payable represents the amounts needed to provide for the estimated ultimate cost of settling claims related to insured events that have occurred on or before December 31. The payable is estimated to include the amounts required for future payment of medical claims that have been reported to RightCHOICE and its subsidiaries, claims related to insured events that have occurred but that have not been reported to RightCHOICE and its subsidiaries as of December 31, and claims adjustment expenses. Claims adjustment expenses include costs incurred in the claim settlement process such as costs to record, process and adjust claims.

Activity in medical claims payable is summarized as follows:

                                                    1999           1998
                                                    ----           ----
Balance at January 1.......................       $109,986      $112,339
                                                  --------      --------
Incurred related to:
  Current year.............................        609,150       585,469
  Prior years..............................          1,434         3,410
                                                  --------      --------
       Total incurred......................        610,584       588,879
                                                  --------      --------

Paid related to:
  Current year.............................        503,402       498,423
  Prior years..............................         92,740        92,809
                                                  --------      --------
       Total paid..........................        596,142       591,232
                                                  --------      --------
Net balance at December 31.................       $124,428      $109,986
                                                  ========      ========

The incurred amounts related to prior years represent the differences between RightCHOICE's estimated claims payable for prior years' claims and the actual amounts required to satisfy such claims. In addition, RightCHOICE's health care services expense caption on the Consolidated Statements of Income has been reduced by $9,052 and $9,052 for 1999 and 1998, respectively, related to the beneficial effect of the premium deficiency that was recorded in 1997.

9.  Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

                                                       December 31,
                                                       ------------
                                                      1999          1998
                                                      ----          ----
Accounts payable............................        $21,702       $23,470
Accrued salaries and other expenses.........         15,110        13,010
Other accrued expenses......................         22,664        28,274
                                                    -------       -------
                                                    $59,476       $64,754
                                                    =======       =======

10.    Long-term debt and commitments

RightCHOICE currently has a reducing revolving credit facility (the Credit Agreement) with Bank of America National Association (B of A), Administrative Agent, and Mercantile Bank National Association, co-agent. At December 31, 1999, RightCHOICE had a $34.1 million outstanding balance under the Credit Agreement, which represented the maximum commitment. The maximum commitment will be reduced by $2.0 million on a quarterly basis through January 1, 2002, the termination date. In addition, mandatory reductions to the commitment, together with prepayments, are required upon the occurrence of certain extraordinary events such as the issuance of debt securities or the sale of a subsidiary.

Borrowings under the Credit Agreement may be denominated, at the option of RightCHOICE, as base rate loans or offshore rate loans. Base rate loans bear interest at B of A's base rate, which is 1.5% above the higher of the latest federal funds rate plus 0.5% or B of A's reference rate, which approximates the prime rate. Offshore rate loans bear interest at 2.5% above the adjusted London Interbank Offered Rate (LIBOR). At December 31, 1999, all of RightCHOICE's outstanding borrowings were in offshore rate loans. The weighted average interest rate incurred by RightCHOICE was 8.01%, 8.38%, and 7.32% in 1999, 1998, and 1997, respectively.

As a condition to providing the Credit Agreement, RightCHOICE pledged the stock of its direct subsidiaries and a guaranty of repayment was provided by HealthLink. In addition, the Credit Agreement establishes certain covenants that restrict RightCHOICE's ability to incur additional indebtedness or pay cash dividends; limit future capital contributions, investments, acquisitions, and capital expenditures, and limitations on indebtedness of RightCHOICE's subsidiaries; and require the maintenance of certain financial ratios as well as a minimum consolidated tangible net worth. As of December 31, 1999, RightCHOICE was in compliance with these covenants.

RightCHOICE has an agreement with Blue Cross and Blue Shield of Missouri to lease certain office space, including an operating lease for its headquarters facility (see Note 15 "Transactions with Blue Cross and Blue Shield of Missouri"). RightCHOICE also leases certain electronic data processing equipment under non-cancellable lease agreements classified as either capital or operating leases.

The following is a schedule of future minimum rental payments required under capital leases and under non-cancellable operating leases that have initial or remaining terms in excess of one year together with the present value of net minimum lease payments under capital leases at December 31, 1999:

                                                       Capital       Operating
                                                       -------       ---------
Year ending December 31,
  2000..............................................     $ 4,747         $13,369
  2001..............................................       2,732           9,081
  2002..............................................       1,877           8,509
  2003..............................................         847           7,701
  2004..............................................          83           6,310
  Thereafter........................................      ______           2,537
                                                                         -------
     Total minimum lease payments...................     $10,286         $47,507
                                                                         =======
     Less amount representing interest..............      (1,036)
                                                         -------
     Present value of net minimum lease
       payments, including
       current portion of $4,071....................     $ 9,250
                                                         =======

Total rental expense for all operating leases, except those with terms of one month or less that were not renewed, was $10,707, $10,133, and $9,900, for the years ended December 31, 1999, 1998, and 1997, respectively.

11.    Income taxes

The components of the provision (benefit) for income taxes are as follows:

                                            Year ended December 31,
                                            -----------------------
                                        1999          1998           1997
                                        ----          ----           ----
Current:
  Federal.......................      $ 9,684        $2,652        $(3,771)
  State.........................          375          (505)           757
                                      -------        ------        -------
                                       10,059         2,147         (3,014)
Deferred:
  Federal.......................        1,118         1,697         (6,507)
                                      -------        ------        -------
                                      $11,177        $3,844        $(9,521)
                                      =======        ======        =======

The effective tax rate, expressed as a percentage of pre-tax income (loss), differs from the federal statutory rate as follows:

                                                    Year ended December 31,
                                                    -----------------------
                                                 1999        1998        1997
                                                 ----        ----        ----
Tax provision (benefit) based on federal
  statutory rate.............................    35.0%       35.0%     (35.0)%
State income taxes, net of federal
  provision (benefit)........................     1.3        (5.3)        2.3
Goodwill amortization........................     2.4         6.8         2.2
Other........................................     0.7         3.9         2.1
                                                 ----        ----      ------
Effective tax provision (benefit) rate.......    39.4%       40.4%     (28.4)%
                                                 ====        ====      ======

The primary temporary differences that gave rise to deferred income taxes were as follows:

                                                       December 31,
                                                       ------------
                                                    1999         1998
                                                    ----         ----
Deferred tax assets:
 Capitalized software........................     $ 6,223     $ 4,149
 Medical claims payable discounting..........       1,672       1,501
 Employee benefits...........................       8,738       7,910
 Unearned premiums...........................       4,065       3,767
 Other capitalized expenses..................       2,324       2,429
 Reserve for loss contract...................       2,541       5,709
 Unrealized depreciation of securities.......       2,366
 Other.......................................       5,775       8,136
                                                  -------     -------
     Total deferred tax assets...............      33,704      33,601
                                                  -------     -------
Deferred tax liabilities:
 IOS expense.................................       8,081       8,983
 Unrealized appreciation of securities.......                     832
 Other tax-deductible expenses...............       7,203       7,293
                                                  -------     -------
     Total deferred tax liabilities..........      15,284      17,108
                                                  -------     -------
Valuation allowance..........................                    (112)
                                                  -------     -------
Net deferred tax asset.......................     $18,420     $16,381
                                                  =======     =======

SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 1998, RightCHOICE maintained a valuation allowance of $112 relating to items in which uncertainty existed with respect to the future realization of the undistributed losses of minority-owned subsidiary companies. During 1999, RightCHOICE determined that this uncertainty no longer existed. Based upon all the available evidence, management believes it is more likely than not that RightCHOICE will realize its deferred tax assets as of December 31, 1999 and, accordingly, no valuation allowance has been provided against such assets as of December 31, 1999.

12.  Employee benefit programs

Pension plan

RightCHOICE and its subsidiaries participate in a defined benefit pension plan covering substantially all company employees (excluding HealthLink employees) who meet the plan eligibility requirements as to age and length of service. The national Blue Cross and Blue Shield Association (BCBSA) is responsible for administration of this defined benefit pension plan. The benefits are based on years of service and average annual compensation for the employee's highest consecutive five of the last 10 years.

Net periodic pension cost for RightCHOICE includes the following components:

                                                   Year ended December 31,
                                                   -----------------------
                                                1999        1998        1997
                                                ----        ----        ----

Service cost..............................    $ 2,061     $ 1,834    $ 1,802
Interest cost.............................      3,273       2,989      2,814
Expected return on plan assets............     (3,587)     (3,211)    (2,770)
Amortization of transition asset..........       (304)       (304)      (304)
Amortization of prior service cost........       (230)       (230)      (230)
                                              -------     -------    -------

Net periodic pension cost.................    $ 1,213     $ 1,078    $ 1,312
                                              =======     =======    =======

Other components (included in
non-recurring charges):
Curtailment gain..........................                           $  (816)
                                                                     =======
Special termination benefits..............                           $   198
                                                                     =======

The following tables present the status of RightCHOICE's pension benefits:

                                                        December 31,
                                                        ------------
                                                    1999          1998
                                                    ----          ----
Change in benefit obligation:
Benefit obligation at beginning of year.......     $49,736       $43,122
Service cost..................................       2,061         1,834
Interest cost.................................       3,273         2,989
Benefit payments..............................      (1,350)       (1,324)
Actuarial (gains) losses......................      (9,296)        3,115
                                                   -------       -------
Benefit obligation at end of year.............     $44,424       $49,736
                                                   =======       =======

                                                        December 31,
                                                        ------------
                                                    1999          1998
                                                    ----          ----
Change in plan assets:
Fair value of plan assets at beginning of year..   $44,980       $40,264
Actual return on assets.........................     7,171         6,040
Benefit payments................................    (1,350)       (1,324)
                                                   -------       -------
Fair value of plan assets at end of year........   $50,801       $44,980
                                                   =======       =======

RightCHOICE did not make and was not required to make contributions to the plan during 1999 and 1998.

The funded status of RightCHOICE's pension plan and the amount recorded as accrued pension cost consist of the following:

                                                      December 31,
                                                      ------------
                                                    1999       1998
                                                    ----       ----
Unfunded status............................       $(6,377)    $4,756
Unrecognized actuarial gain................        16,704      3,825
Unrecognized transition asset..............           284        588
Unrecognized prior service cost............            53        282
                                                  -------     ------
Accrued pension cost.......................       $10,664     $9,451
                                                  =======     ======

Weighted average assumptions used in the development of pension data as of December 31 are as follows:

                                                    1999        1998
                                                    ----        ----
Discount rate..................................    7.75%        6.75%
Expected long-term rate of return on assets....     9.0          9.0
Rates of increase in compensation levels.......   3.0-6.5      3.0-6.5

HealthLink provides a defined contribution pension plan covering substantially all HealthLink employees who meet the plan eligibility requirements as to age and length of service. HealthLink contributes an amount equal to 4% of participating employees' annual gross compensation levels. Additional amounts can be contributed at HealthLink's discretion. HealthLink's pension expense during 1999, 1998, and 1997, was $640, $377, and $368, respectively.

Postretirement benefits other than pensions

RightCHOICE provides certain health care and life insurance benefits for retired and terminated employees (excluding HealthLink employees). Substantially all of RightCHOICE's employees may become eligible for those benefits if they reach normal retirement age while working for RightCHOICE. The health care and life insurance benefits for retired employees are provided through insurance companies whose premiums are based on the benefits paid during the year. The estimated cost of retiree benefit payments other than pensions is accrued over the period such benefits are earned.

The net periodic cost for postretirement benefits includes the following components:

                                                Year ended December 31,
                                                -----------------------
                                              1999      1998        1997
                                              ----      ----        ----
Service cost.........................       $  629    $  671      $  522
Interest cost........................        1,161     1,165       1,171
Amortization of prior service cost...          (94)      (25)         (6)
Amortization of actuarial loss.......          183       130          82
                                            ------    ------      ------
Net periodic postretirement cost.....       $1,879    $1,941      $1,769
                                            ======    ======      ======

The amortization of any prior service cost is determined using straight-line amortization over the average remaining service period of employees expected to receive benefits under the plan as permitted by SFAS No. 106.

The assumed discount rate is 7.75% and 6.75% for 1999 and 1998, respectively. The rate of compensation increase is assumed to be 4.0% for 1999 and 1998. The health care cost trend rate is assumed to be 6.0% for 1999, and 5.5% for 2000 and thereafter. A one percentage point change in the assumed trend rate would have the following effects as of December 31, 1999:

                                                     One percent   One percent
                                                       increase      decrease
                                                       --------      --------

Effect on postretirement accumulated benefit
obligation...........................................   $1,203        $(1,064)
Effect on total service and interest cost
components...........................................   $  144        $  (126)

RightCHOICE's postretirement benefit plan is currently not funded. The following table presents the status of RightCHOICE's postretirement benefits:

                                                            December 31,
                                                            ------------
                                                        1999           1998
                                                        ----           ----

Change in accumulated benefit obligation:
Accumulated benefit obligation at beginning of year...  $18,370       $16,860
Service cost..........................................      629           671
Interest cost.........................................    1,161         1,165
Plan amendments.......................................     (814)         (394)
Benefit payments......................................     (938)       (1,214)
Actuarial (gains) losses..............................   (1,866)        1,282
                                                        -------       -------
Accumulated benefit obligation at end of year.........  $16,542       $18,370
                                                        =======       =======

Change in plan assets:
Fair value of plan assets at beginning of year........  $     0       $     0
Employer contributions................................      938         1,214
Benefit payments......................................     (938)       (1,214)
                                                        -------       -------
Fair value of plan assets at end of year..............  $     0       $     0
                                                        =======       =======

The funded status and accrued cost of RightCHOICE's postretirement plan consist of the following:

                                                     December 31,
                                                     ------------
                                                   1999       1998
                                                   ----       ----
Unfunded status...........................       $16,542    $18,370
Unrecognized actuarial loss...............        (3,183)    (5,233)
Unrecognized prior service cost...........         1,065        345
                                                 -------    -------
Accrued postretirement benefit cost.......       $14,424    $13,482
                                                 =======    =======

Postemployment benefits

RightCHOICE also provides certain severance benefits for employees who involuntarily terminate their employment and long-term disability benefits for employees who are disabled. Severance benefits include salary continuation, medical benefits and career transition benefits. Disability benefits include life insurance, medical coverage and salary continuation.

Postemployment benefits are accrued if attributable to service already rendered, if the benefits accumulate or vest, if payment is probable and if the amounts can be reasonably estimated. Postemployment benefit expense was $(132), $1,150, and $688, for 1999, 1998, and 1997, respectively. The 1999 reduction to expense was due to the increase in interest rates as well as the favorable claims experience of the plan, among other factors.

Stock-based compensation plans

RightCHOICE provides an Equity Incentive Plan and a Directors' Stock Option Plan (the plans), which allow for the annual grant of stock options in the form of incentive stock options, non-qualified stock options and restricted stock grants, and are further described below. RightCHOICE applies APB Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for RightCHOICE's plans been determined consistent with SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced or increased to the pro forma amounts indicated below:

                                                                       1999          1998           1997
                                                                       ----          ----           ----
Net income (loss)...........................   As reported....       $17,216        $5,660       $(24,034)
                                               Pro forma......       $16,582        $4,917       $(24,677)
Basic and diluted earnings (loss) per
share. .....................................   As reported....       $  0.92        $ 0.30       $  (1.29)
                                               Pro forma......       $  0.89        $ 0.26       $  (1.32)

As of December 31, 1999, the maximum number of shares subject to options and grants under the Equity Incentive Plan and Directors' Stock Option Plan is 1.5 million and 60,000, respectively. The exercise price of each option equals the market price of RightCHOICE's stock on the date of grant and an option's maximum term is 10 years. Options vest by the end of the third year.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants in 1999, 1998, and 1997, respectively: expected volatility of 37%, 35%, and 34%; risk-free interest rates of approximately 5%, 6%, and 6%; and expected lives of 6.5 years. In addition, for all three years, no dividend yield was assumed.

A summary of the status of the plans as of December 31, 1999, 1998, and 1997 and changes during the years ended on those dates is presented below:

                                             Number of        Weighted-average     Weighted-average
                                               shares          exercise price         fair value
                                               ------          --------------         ----------
Outstanding at December 31, 1996.......         573,428             $12.45
Granted................................         310,787             $10.91                $5.18
Forfeited..............................        (414,449)            $11.77
                                               --------
Outstanding at December 31, 1997.......         469,766             $12.03
Granted................................         292,366             $ 9.68                $4.59
Exercised..............................          (1,426)            $10.81
Forfeited..............................         (58,003)            $11.17
                                               --------
Outstanding at December 31, 1998.......         702,703             $11.13
Granted................................         319,609             $11.50                $5.35
Exercised..............................            (227)            $ 9.63
Forfeited..............................         (49,502)            $11.60
                                               --------

Outstanding at December 31, 1999.......         972,583             $11.22
                                               ========

There were 469,112, 198,920 and 105,413 options exercisable at December 31, 1999, 1998, and 1997, respectively. There were no options exercised during 1997. The pro forma disclosures included above may not be representative of the effects on reported net income or loss for future years.

The following table summarizes information about stock options outstanding at December 31, 1999:

                                   Options Outstanding                                Options Exercisable
                  -----------------------------------------------------       -----------------------------------
                                       Weighted
   Range of         Number             Average              Weighted             Number             Weighted
   Exercise       Outstanding         Remaining             Average           Exercisable           Average
    Prices        at 12/31/99      Contractual Life      Exercise Price       at 12/31/99        Exercise Price
-----------------------------------------------------------------------------------------------------------------

$9 to $12          817,269            7.9 years                $10.71             320,572              $10.58

$13 to $18         155,314            6.0 years                $13.92             148,540              $13.94
                   -------                                                        -------

$9 to $18          972,583            7.6 years                $11.22             469,112              $11.64
                   =======                                                        =======

Other benefit plans

RightCHOICE provides a pre-tax 401(k) plan covering substantially all company employees. RightCHOICE recognized expenses of $1,221, $1,144, and $1,083, during 1999, 1998, and 1997, respectively, for costs related to this plan. RightCHOICE also provides an incentive program to key management personnel for the achievement of corporate and individual goals, a sales incentive program to encourage exceptional performance in marketing to and servicing clients, and a supplemental executive retirement plan (SERP) for certain executives. RightCHOICE recognized expenses of $7,225, $5,002, and $3,709, during 1999, 1998, and 1997, respectively, for costs related to these plans. RightCHOICE also provides short-term disability and workers' compensation benefits; the cost of providing these programs is not significant to RightCHOICE's overall results of operations. At December 31, 1999 and 1998, RightCHOICE had a minimum pension liability adjustment of $454 and $569, respectively, related to the SERP that is included as a component of RightCHOICE's other comprehensive income on the Consolidated Balance Sheet.

13.  Contingencies

Litigation of Blue Cross and Blue Shield of Missouri with the Missouri Attorney General and Missouri Department of Insurance and related actions, settlement efforts and proposed reorganization

In August 1994, Blue Cross and Blue Shield of Missouri created RightCHOICE as a for-profit subsidiary. Blue Cross and Blue Shield of Missouri transferred certain of its assets to RightCHOICE, and offered to the public 20% of the common stock of RightCHOICE (such events are referred to collectively as the 1994 Reorganization and Public Offering). Although the Missouri Department of Insurance (DOI) formally approved the 1994 Reorganization and Public Offering on April 14, 1994, the DOI subsequently claimed that the 1994 Reorganization and Public Offering violated state laws and that Blue Cross and Blue Shield of Missouri was obligated to transfer all of its assets, including all of the stock of RightCHOICE that it owned, to the State of Missouri or a charity designated by the State of Missouri.

On May 13, 1996, Blue Cross and Blue Shield of Missouri filed a declaratory judgment action in the Circuit Court of Cole County Missouri (the Circuit Court) against the DOI and the Missouri Attorney General (the Missouri Attorney General was a necessary party due to his sole authority to enforce nonprofit corporation laws). This litigation is described more fully below under "Litigation relating to the 1994 Reorganization and Public Offering."

RightCHOICE, Blue Cross and Blue Shield of Missouri, the DOI and the Attorney General reached agreement for settlement of this litigation. The settlement is described below under the caption "Agreement for Settlement of Certain Litigation Matters and Reorganization of RightCHOICE." The agreement provides for the dismissal of the lawsuit and appeals in which the State officials claimed Blue Cross and Blue Shield of Missouri violated state law. The agreement provides for a corporate reorganization of Blue Cross and Blue Shield of Missouri and RightCHOICE and the creation of an independent public benefit health care foundation by December 31, 2000. There are a number of contingencies that might affect the closing of that reorganization. RightCHOICE cannot provide any assurances that those contingencies will be fulfilled. The parties have agreed to use their best efforts to effect the reorganization by December 31, 2000. If the settlement does not go forward, the Attorney General and DOI will be free to further prosecute their claims against Blue Cross and Blue Shield of Missouri arising from the 1994 Reorganization and Public Offering which would have a material adverse effect on RightCHOICE and its stock.

Agreement for Settlement of Certain Litigation Matters and Reorganization of RightCHOICE

Status of Proposed Settlement Agreements

Following many developments in the litigation described below, on January 6, 2000, RightCHOICE, Blue Cross and Blue Shield of Missouri, the Missouri Attorney General, and the DOI signed the Amended and Restated Settlement Agreement which would, if consummated, resolve all outstanding litigation and regulatory issues between RightCHOICE, Blue Cross and Blue Shield of Missouri and their affiliates and the State of Missouri described below and would create an independent public benefit health care foundation. This agreement modified the principal settlement agreement first announced as a conceptual framework on April 22, 1998, which was reduced to definitive settlement agreements entered into on September 20, 1998, and subsequently modified on March 12, 1999 (as amended, the amended settlement agreement).

The amended settlement agreement included a number of significant conditions and contingencies described further herein. Among those conditions were approval by an appropriate court and a judicial determination by the Circuit Court of Cole County, Missouri, that the reorganization contemplated by the amended settlement agreement was lawful as to the subscribers of Blue Cross and Blue Shield of Missouri, RightCHOICE, and their affiliates. In the Amended and Restated Settlement Agreement that the parties signed on January 6, 2000, the parties removed the court approval and determination of lawfulness contingencies from their settlement agreement. That action was the result of the following events.

On October 29, 1999, the Cole County Circuit Court entered an order disapproving the amended settlement agreements. Blue Cross and Blue Shield of Missouri, together with the Missouri Attorney General and the DOI, filed a notice of appeal from that order to the Missouri Court of Appeals for the Western District, and asked for immediate transfer of that appeal to the Missouri Supreme Court. Blue Cross and Blue Shield of Missouri and the Missouri Attorney General also notified the Missouri Supreme Court of the Circuit Court's disapproval of the amended settlement agreement, and asked the Missouri Supreme Court to (1) deem the Circuit Court's order final for purposes of appeal, (2) conduct its own review of the settlement agreement, and (3) enter a stay prohibiting Judge Brown and the Special Master from further proceedings, including consideration of alternatives, pending the appeal.

The Supreme Court of Missouri accepted the appeal and stayed further proceedings in the Circuit Court. Counsel for the Special Master whose role in these proceedings is described further herein appeared in the appeal as Amici Respondents, charged with defending the order of the Circuit Court.

Following oral arguments before the Supreme Court of Missouri on December 8, 1999, on December 9, the Supreme Court entered an order which stated that the parties had "failed to establish that court approval is required or authorized by law or that any such determination would be other than advisory." The Supreme Court stayed all proceedings until February 8, 2000, to permit the parties to dismiss the underlying lawsuit and the appeals.

On January 6, 2000, the Amended and Restated Settlement Agreement was signed, thereby removing the conditions requiring court approval and a determination of lawfulness of the proposed reorganization. On January 6, 2000, the parties filed a joint stipulation of dismissal in the Cole County Circuit Court, dismissing all pending claims in that court in the principal litigation between the parties. On February 8, 2000, the parties moved for dismissal of the appeal pending in the Supreme Court of Missouri. The Supreme Court granted that motion and dismissed the appeals on February 9, 2000.

The litigation underlying the settlement is described below. See "Litigation relating to the 1994 Reorganization and Public Offering."

Terms of the Proposed Settlement Agreement

The principal terms of the Amended and Restated Settlement Agreement include the following:

 .    Blue Cross and Blue Shield of Missouri would, through a series of transactions, (i) transfer its insurance-related assets, contracts and agreements and related liabilities to a wholly owned subsidiary of RightCHOICE; (ii) convert to a for-profit corporation; (iii) reincorporate in Delaware; and (iv) merge with RightCHOICE. Approximately 20% of the outstanding common stock of the resulting entity (referred to as New RightCHOICE) would be owned by RightCHOICE's current public shareholders and approximately 80% of the outstanding shares of New RightCHOICE would be owned by a charitable independent health care foundation (which equals the current aggregate ownership interests of the public shareholders and Blue Cross and Blue Shield of Missouri, respectively, in the equity of RightCHOICE).

 .    Blue Cross and Blue Shield of Missouri would pay approximately $12.78 million to the Missouri Foundation For Health (in addition to $175 paid by New RightCHOICE).

 .    The Missouri Foundation For Health would be required to liquidate its shares of New RightCHOICE stock over a prescribed period of time not to exceed seven years under a divestiture plan. The Foundation would be required to reduce its ownership of New RightCHOICE stock to less than 50% of the total outstanding stock of New RightCHOICE within three years of the closing of the reorganization, subject to possible extension, and to less than 20% of the total outstanding stock of New RightCHOICE within five years of the closing of the reorganization, subject to possible extension. The proceeds would be used for health care purposes. All but up to 5% of the shares of New RightCHOICE stock owned by the Foundation would be subject to a voting trust that would, with certain exceptions, effectively vest voting control of such shares of New RightCHOICE stock owned by the Foundation in the board of directors of New RightCHOICE on all matters except that the Foundation would have the right to vote as it deems appropriate on a change of control transaction involving New RightCHOICE.

 .    The charter documents of New RightCHOICE would include the "basic protections" required by the Blue Cross and Blue Shield Association (BCBSA) of all of its for-profit licensees to provide for independence from the direction, control and influence of the Missouri Foundation For Health or any other shareholder. The "basic protections" would include limitations on the amount of New RightCHOICE stock that may be owned by certain categories of shareholders --(i) no "institutional" shareholder may own 10% or more of the voting power of New RightCHOICE, (ii) no "non-institutional" shareholder may own 5% or more of the voting power of New RightCHOICE, and
     (iii) no shareholder may own 20% or more of the equity of New RightCHOICE (with certain exceptions in the case of the Foundation as described above). Any shares owned by a shareholder in excess of the applicable ownership limits could be redistributed by New RightCHOICE.

The transactions contemplated by the Amended and Restated Settlement Agreement are subject to a number of significant conditions and contingencies, including approval by various regulators and the shareholders of RightCHOICE, receipt of certain legal opinions, the receipt of rulings from the Internal Revenue Service or tax opinions regarding the tax-free nature of the transactions, and the satisfactory resolution of the Sarkis Litigation, which is now over. The Sarkis Litigation is described below under the caption Subscriber Class Action Litigation.

Litigation relating to the 1994 Reorganization and Public Offering

In August 1994, Blue Cross and Blue Shield of Missouri effectuated the 1994 Reorganization and Public Offering. The DOI had formally approved the 1994 Reorganization and Public Offering on April 14, 1994. The DOI subsequently claimed that the 1994 Reorganization and Public Offering violated Missouri state laws and that Blue Cross and Blue Shield of Missouri was obligated to transfer all of its assets, including all of the stock of RightCHOICE that it owned, to the State of Missouri or a charity designated by the State of Missouri. The DOI threatened to bring legal action, seek a receivership, or terminate Blue Cross and Blue Shield of Missouri's insurance license unless Blue Cross and Blue Shield of Missouri surrendered its assets.

Blue Cross and Blue Shield of Missouri's extensive efforts to resolve the dispute without litigation were unsuccessful. On May 13, 1996, Blue Cross and Blue Shield of Missouri filed a declaratory judgment action in the Circuit Court against the DOI and the Missouri Attorney General (the Missouri Attorney General was a necessary party due to his sole authority to enforce nonprofit corporation laws). The action sought a declaratory judgment that Blue Cross and Blue Shield of Missouri followed all applicable laws and regulations in the 1994 Reorganization and Public Offering resulting in the creation of RightCHOICE. It also sought a permanent injunction forbidding the DOI from refusing to renew Blue Cross and Blue Shield of Missouri's license or taking other administrative action against Blue Cross and Blue Shield of Missouri to pressure it into paying a "toll charge" or "charitable asset assessment" or any other fee as a result of the 1994 Reorganization and Public Offering.

On June 13, 1996, the DOI filed an answer and counterclaims setting forth several affirmative defenses, including alleged fraud and negligent misrepresentation with respect to the application filed by Blue Cross and Blue Shield of Missouri seeking approval of the 1994 Reorganization and Public Offering. The counterclaims alleged violations of certain health services corporation and nonprofit corporation statutes. The DOI's counterclaims sought, among other things: (i) permanent injunctions against Blue Cross and Blue Shield of Missouri; (ii) imposition of a trust on Blue Cross and Blue Shield of Missouri's assets for public benefit purposes; (iii) return of profits from Medigap policies reinsured with a subsidiary; and (iv) an accounting of all assets transferred by Blue Cross and Blue Shield of Missouri.

On June 20, 1996, the Missouri Attorney General filed an answer and counterclaim alleging that the 1994 Reorganization and Public Offering, and its continued operations through RightCHOICE and its subsidiaries, exceeded Blue Cross and Blue Shield of Missouri's statutory purposes. The Missouri Attorney General requested a declaration that Blue Cross and Blue Shield of Missouri exceeded its lawful authority and sought such relief as the Circuit Court would determine to be appropriate under the circumstances based on a statute that authorizes judicial dissolution or less drastic alternative relief in the Circuit Court's discretion.

On September 9, 1996, the Circuit Court granted Blue Cross and Blue Shield of Missouri's motion for summary judgment against the DOI, rejected all of the DOI's affirmative defenses (including allegations of fraud), issued a permanent injunction against the DOI and declared that: (i) under Missouri law the DOI had no authority to demand that Blue Cross and Blue Shield of Missouri make a payment as a result of the 1994 Reorganization and Public Offering; (ii) under Missouri law the DOI had no jurisdiction to take any action, the practical effect of which would be to amend, modify or reverse the DOI's April 14, 1994 final administrative approval of the 1994 Reorganization and Public Offering; (iii) under Missouri law, the DOI had no jurisdiction to take any administrative action, including, but not limited to, revoking, suspending or refusing to renew Blue Cross and Blue Shield of Missouri's Certificate of Authority based in any way on the 1994 Reorganization and Public Offering or Blue Cross and Blue Shield of Missouri's refusal to make payment as the DOI had demanded; and (iv) (A) Blue Cross and Blue Shield of Missouri was a mutual benefit type of nonprofit corporation rather than a public benefit type of nonprofit corporation; (B) the 1994 Reorganization and Public Offering were authorized under all laws applicable to nonprofit health services corporations; and (C) Blue Cross and Blue Shield of Missouri did not owe the State or any person or entity a "toll charge," "charitable asset settlement" or any other payment as a result of the 1994 Reorganization and Public Offering (the September 9 Order). On December 30, 1996, the Circuit Court issued orders (described more fully below) modifying the findings and declarations set forth in (iv) above, on the grounds that it was legally unnecessary to resolve such issues because the Circuit Court had already ruled against the DOI for other reasons.

The September 9 Order permanently enjoined the DOI from, among other things, (i) revoking, suspending or refusing to renew Blue Cross and Blue Shield of Missouri's insurance license based in any part upon the 1994 Reorganization and Public Offering; (ii) commencing a valuation of Blue Cross and Blue Shield of Missouri's assets and demanding a payment as a result of the 1994 Reorganization and Public Offering; (iii) commencing any administrative hearing or making any administrative determination based in any part upon the 1994 Reorganization and Public Offering; (iv) instituting any seizure, receivership, conservatorship or similar action or proceeding against Blue Cross and Blue Shield of Missouri based in any part upon the 1994 Reorganization and Public Offering; and (v) taking any other action, however denominated, against Blue Cross and Blue Shield of Missouri based in any part upon the 1994 Reorganization and Public Offering.

On August 28, 1996, the DOI filed an amended answer asserting a new counterclaim that the 1994 Reorganization and Public Offering were not reasonably designed to serve any of Blue Cross and Blue Shield of Missouri's purposes as a health services corporation and sought a declaration that Blue Cross and Blue Shield of Missouri had exceeded or abused the authority conferred upon it by law. Under this counterclaim, the DOI sought an order to rehabilitate Blue Cross and Blue Shield of Missouri or, in the alternative, injunctive relief.

On October 18, 1996, the Missouri Attorney General filed a motion for leave to file an amended counterclaim against Blue Cross and Blue Shield of Missouri that sought a declaration that Blue Cross and Blue Shield of Missouri was a public benefit corporation, not a mutual benefit corporation, and requested an order that Blue Cross and Blue Shield of Missouri amend its Articles of Incorporation accordingly. The Circuit Court granted the Missouri Attorney General's motion for leave to file the amended counterclaim.

On December 30, 1996, the Circuit Court issued five orders (the December 30 Orders): (i) denying Blue Cross and Blue Shield of Missouri's motion for summary judgment against the Missouri Attorney General; (ii) granting the Missouri Attorney General's motion for partial summary judgment against Blue Cross and Blue Shield of Missouri; (iii) denying Blue Cross and Blue Shield of Missouri's supplemental motion for summary judgment against the DOI on their amended counterclaim; (iv) granting the DOI's motion for summary judgment against Blue Cross and Blue Shield of Missouri on their amended counterclaim; and (v) modifying, in part, the Circuit Court's previous September 9 Order. The December 30 Orders declared that (i) Blue Cross and Blue Shield of Missouri had continued to exceed or abuse its statutorily permissible purposes and the authority conferred on it by law; and
(ii) Blue Cross and Blue Shield of Missouri is subject to judicial dissolution proceedings, but that prior to ordering dissolution, the Circuit Court is required to consider whether there are alternatives to dissolution and whether dissolution is in the public interest or is the best way of protecting the interests of its members.

The Circuit Court also (i) certified the December 30 Orders and the September 9 Order, as modified, for immediate appeal; (ii) held in abeyance further proceedings on the Missouri Attorney General's counterclaim pending appeal; and
(iii) stayed the legal effect of the order granting the Director and the DOI summary judgment pending the filing of an appeal bond (which Blue Cross and Blue Shield of Missouri promptly filed).

On August 4, 1998, the Missouri Court of Appeals entered its opinion affirming the judgments entered December 30, 1996.

On September 20, 1998, the company and certain of its affiliates entered into various settlement agreements with the Missouri Attorney General and certain state agencies, including the DOI. The settlement agreements, as most recently amended on January 6, 2000, (principally, the Amended and Restated Settlement Agreement) are described above under the caption "Terms of the Proposed Settlement Agreements." If consummated, the Amended and Restated Settlement Agreement would resolve the outstanding litigation and regulatory disputes between Blue Cross and Blue Shield of Missouri and its affiliates and the State of Missouri, including the litigation related to the 1994 Reorganization and Public Offering, and create an independent public benefit health care foundation.

Notwithstanding the fact that the litigation had not yet been remanded to the Circuit Court, on October 29, 1998, the Circuit Court "acting on its own motion" issued an Order (the October 29, 1998 Order) in the litigation. The October 29, 1998 Order provided for, among other things, the appointment of Robert G. Russell as receiver/custodian to, among other things, take exclusive possession and control of all of the issued and outstanding shares of the company's common stock owned by Blue Cross and Blue Shield of Missouri. The October 29, 1998 Order cited concerns by the Circuit Court about the fairness of the transactions set forth in the settlement agreements, alleged conflicts of interest and the need for an independent examination of the proposed settlement and related
issues.   The October 29, 1998 Order also approved the engagement of legal counsel and an investment banker to advise the receiver/custodian. Had the October 29, 1998 Order not been void "from the beginning" as described below, a number of significant and adverse consequences would have resulted, including the automatic termination of the company's Blue Cross and Blue Shield licenses and a resultant event of default under RightCHOICE's Credit Agreement.

On November 2, 1998, Blue Cross and Blue Shield of Missouri filed a motion to vacate the October 29, 1998 order and a supporting memorandum. Blue Cross and Blue Shield of Missouri alleged therein that (i) the Circuit Court lacked jurisdiction to issue the October 29, 1998 Order because the case was still pending before the Missouri Supreme Court; (ii) the Circuit Court issued the order without notice and an opportunity to be heard; (iii) there were no exigent circumstances that would warrant the appointment of a receiver without due process; and (iv) the appointment of the receiver had the effect of frustrating the purpose for which the receiver was to be appointed, namely, the preservation of the nonprofit assets of Blue Cross and Blue Shield of Missouri.

On November 2, 1998, BCBSA filed a complaint against the company, its subsidiaries and Blue Cross and Blue Shield of Missouri in the United States District Court for the Northern District of Illinois alleging that the appointment of the receiver/custodian caused the automatic termination of the licenses to use the Blue Cross and Blue Shield service marks. The complaint alleged service mark infringement and breach of license agreements as a result of the company's continued use of the Blue Cross and Blue

Shield service marks following the issuance of the October 29 Order. The BCBSA later dismissed its complaint (as described below under "Status of Blue Cross and Blue Shield licenses").

On November 4, 1998, the Circuit Court issued an Order (the November 4 Order) vacating the October 29, 1998 Order and declaring it to be void "from the beginning". The Circuit Court, in issuing the November 4 Order, acknowledged that the significant and adverse consequences that could have resulted from the October 29, 1998 Order were unintended. On November 4, 1998, the Circuit Court also issued an Order (the November 4 Special Master Order) appointing a special master for the purpose of collecting and analyzing information related to the proposed settlement. The November 4 Special Master Order also approved the engagement of legal counsel and such financial advisors as are approved by the court to advise the special master. The effect of the November 4 Order was to void the October 29, 1998 Order as if it never existed. The special master, at that time, had expressed his interest in providing that RightCHOICE would continue its business in the normal course during his review.

On November 6, 1998, the Circuit Court entered an Order of Reference (the November 6 Order), among other things, directing the special master to collect and analyze information as to the options and alternatives available to the Circuit Court for disposition of the remaining issues in the litigation, including, but not limited to, an examination of the settlement agreements. The special master was also directed to address several concerns of the Circuit Court that were originally outlined in the October 29, 1998 Order. The special master was further directed to investigate issues concerning the Blue Cross and Blue Shield licenses and marks and the company's Credit Agreement.

On November 19, 1998, the Blue Cross and Blue Shield license agreements were reinstated with addenda that provided, among other things, that the licenses would terminate on the date of the next scheduled meeting of the BCBSA Board of Directors, then March 11, 1999, unless extended by the Board of Directors of the BCBSA. On March 11, 1999, and at subsequent meetings on June 17, September 17, 1999, and November 19, 1999 the BCBSA Board of Directors extended the licenses until the next scheduled meeting, the next of which is scheduled for March 9, 2000. See "Status of Blue Cross and Blue Shield licenses" below.

On November 24, 1998, the Supreme Court of Missouri granted the motion of Blue Cross and Blue Shield of Missouri to accept transfer of the litigation related to the 1994 Reorganization and Public Offering and, as a result of this action, the opinion of the Missouri Court of Appeals dated August 4, 1998, (referred to above) is of no effect. The Supreme Court, on application of the parties, deferred briefing of the appeal pending review of the parties' settlement agreement in the Circuit Court.

The special master conducted a series of public hearings on December 4, December 16, and December 22, 1998, and on February 4, 1999, where evidence related to the proposed settlement and other subjects was presented.

At the public hearing on December 16, representatives of Blue Cross and Blue Shield of Kansas City presented an "alternative" to the proposed settlement agreement by suggesting that the Kansas City plan would acquire the assets of Blue Cross and Blue Shield of Missouri, including the stock of RightCHOICE that it owns. The Kansas City plan's proposal provided for a cash purchase price of $13.50 per share for the shares of the company held by the public and $15.25 per share for the other shares held by Blue Cross and Blue Shield of Missouri. The proposal included a number of conditions, such as a financing contingency and an obligation that all litigation of Blue Cross and Blue Shield of Missouri be resolved. This proposal was not made directly to RightCHOICE or Blue Cross and Blue Shield of Missouri.

Following the completion of the hearings and other investigation, on February 10, 1999, the special master issued his 47-page report (the first report of the special master) which recommended that the settlement agreement "not be approved in its present form" and that the Circuit Court "withhold a ruling on the settlement agreement to give the parties and the public interest groups who had filed briefs and participated in the proceedings as "friends of the court" an opportunity to meet and confer, and engage in a good faith effort to address" concerns that were noted in the report of the special master. While the special master stated that "there are many things to commend the Settlement Agreement for the Court's approval," he indicated he had concerns with its terms that prevented him from recommending approval. Among the concerns he identified in his first report were: (1) whether the charitable independent health care foundation that would be created if the settlement were implemented would receive full value of the present assets of Blue Cross and Blue Shield of Missouri; (2) whether a contemplated method of divestiture of the New RightCHOICE shares to be held by the foundation -- sale of the shares over time pursuant to a Voting Trust and Divestiture Agreement and Registration Rights Agreement -- would yield full value for the shares; (3) whether the proposed provisions for governance of the foundation were reasonable; and (4) whether the provisions for the purposes of the charitable independent health care foundation were justified.

Following the first report of the special master, the parties and the public interest groups discussed the concerns noted therein. On March 12, 1999, RightCHOICE, Blue Cross and Blue Shield of Missouri, the Missouri Attorney General, and the DOI entered into an Amendment to Settlement Agreement. The parties to the amended settlement agreement, together with certain consumer groups that had participated in the public hearings, filed with the Circuit Court a joint motion seeking approval of the amended settlement agreement.

On March 12, 1999, the parties also filed with the Circuit Court their respective objections and comments to the first report of the special master. In its objections, Blue Cross and Blue Shield of Missouri asserted that the special master made certain erroneous factual and unjustified legal conclusions in the report and requested the Circuit Court to approve the amended settlement agreement.

Although the Missouri Supreme Court initially had stayed the briefing schedule for 120 days in the proceedings before it in order to permit the proceedings in the Circuit Court concerning review of the settlement agreement to go forward, that stay was lifted and oral arguments were heard by the Missouri Supreme Court on September 8, 1999. Following the oral arguments, on September 9, 1999, the Supreme Court entered an order that the Circuit Court "finally dispose" of the amended settlement agreement.

The special master conducted public hearings on September 3, and October 4, 1999. On October 8, 1999, he issued a second report (the second report of the
special master).   The second report recommended that the amended settlement
agreement be disapproved because it failed to provide for the full value of the Blue Cross and Blue Shield of Missouri assets for the public. The report also suggested that the settlement should provide for the forced sale of RightCHOICE or provide that the foundation should have the right to cause the sale of RightCHOICE.

On October 29, 1999 the Circuit Court issued an order in which it disapproved the amended settlement agreement. Subsequent proceedings were then had as described above under the caption "Status of Proposed Settlement Agreements."

On January 6, 2000, as a result of the Amended and Restated Settlement Agreement, the parties filed a joint notice of dismissal without prejudice of the pending claims in the lawsuit in the Circuit Court of Cole County in which the Attorney General and the DOI contended that Blue Cross and Blue Shield of Missouri were in violation of the Missouri health services corporation law and non-profit corporation law. On February 8, 2000, Blue Cross and Blue Shield of Missouri, the Attorney General and DOI moved in the Missouri Supreme Court to dismiss their pending appeals in that litigation. Their motions were granted on February 9, 2000.

An effect of the dismissal of these appeals is to leave in place, without further right of appeal, the December 30, 1996 Orders particularly the finding that Blue Cross and Blue Shield of Missouri violated the non-profit law through the continued operation of RightCHOICE. If the Settlement Agreement is not consummated, the Attorney General and DOI remain free to seek further relief in enforcement of those judgments, including seeking to terminate the Certificate of Authority of Blue Cross and Blue Shield of Missouri and seeking to dissolve Blue Cross and Blue Shield of Missouri under the Missouri non-profit corporation law.

Subscriber class action litigation

On March 15, 1996, a suit (the Sarkis Litigation) was filed in the Circuit Court of the City of St. Louis, Missouri (the St. Louis Circuit Court), by Anthony J. Sarkis, Sr. and James Hacking individually and on behalf of a purported class of
(i) subscribers in individual or group health plans insured or administered by Blue Cross and Blue Shield of Missouri or RightCHOICE, and (ii) all persons and/or entities who benefited from Blue Cross and Blue Shield of Missouri's tax-exempt status (the Sarkis plaintiffs). The petition named RightCHOICE, Blue Cross and Blue Shield of Missouri, HealthLink, Inc. (a subsidiary of RightCHOICE), and certain officers of RightCHOICE as defendants. The named plaintiffs later abandoned their claim to represent all persons or entities that benefited from Blue Cross and Blue Shield of Missouri's tax-exempt status.

The Sarkis plaintiffs' claims related to an alleged conversion of Blue Cross and Blue Shield of Missouri from a not-for-profit entity to a for-profit entity and payment of excessive compensation to management. The petition further alleged that certain amendments to Blue Cross and Blue Shield of Missouri's Articles of Incorporation were improper. The petition also alleged that the purchase of HealthLink was at an excessive price and that HealthLink operates under contracts providing for illegal discounts by health care providers. The Sarkis plaintiffs sought restitution, compensatory damages and punitive damages in unspecified amounts, as well as injunctive and other equitable relief.

On November 4, 1998, the St. Louis Circuit Court issued its judgment and order granting the motion of the defendants to dismiss the action for lack of standing and entering judgment in favor of the defendants. The Sarkis plaintiffs appealed the St. Louis Circuit Court's order. James Hacking later dismissed his appeal, leaving Anthony Sarkis as the only appellant.

On February 1, 2000, the Missouri Court of Appeals entered an Order affirming the judgment of dismissal entered in the Circuit Court of the City of St. Louis on November 4, 1998. Appellant did not file a motion for rehearing or an application for transfer of the appeal to the Missouri Supreme Court. As a result, the Sarkis Litigation is now over.

The obligations of the parties to consummate the reorganization contemplated by the Amended and Restated Settlement Agreement is conditioned upon, among other things, satisfactory final resolution of the Sarkis Litigation.

Anthony Sarkis, as a representative of a subscriber class, is also a party in the actions described below under "Litigation relating to corporate status of Blue Cross and Blue Shield of Missouri."

Litigation relating to corporate status of Blue Cross and Blue Shield of Missouri

On November 3, 1997, Blue Cross and Blue Shield of Missouri filed an action in the Circuit Court against the Missouri Attorney General seeking declarations that (1) Blue Cross and Blue Shield of Missouri is a mutual benefit type of nonprofit corporation under Chapter 355 of the Missouri Revised Statutes; and
(2)

Blue Cross and Blue Shield of Missouri does not hold its assets in constructive, charitable, or other trust for the benefit of the public generally, but rather holds its assets for the benefit of its subscribers. The action was filed in response to continued public and private statements by the Missouri Attorney General, the DOI and others that Blue Cross and Blue Shield of Missouri was a public benefit type of nonprofit corporation that held its assets for the benefit of the public generally. The Missouri Attorney General filed an answer and counterclaim seeking a declaration that Blue Cross and Blue Shield of Missouri is a public benefit type of nonprofit corporation.

On June 10, 1998, Anthony Sarkis and James Hacking (plaintiffs in the Sarkis Litigation described above under "Subscriber class action litigation") moved to intervene in this action as plaintiffs. Sarkis and Hacking are or have been subscribers of Blue Cross and Blue Shield of Missouri. They sought to intervene, contending that the present parties to the action would not adequately represent their interests in the resolution of the question whether Blue Cross and Blue Shield of Missouri is a public benefit or a mutual benefit corporation. Thereafter, Blue Cross and Blue Shield of Missouri moved to file an amended petition adding Sarkis, Hacking and the DOI as parties to the action. For its relief, Blue Cross and Blue Shield of Missouri sought, among other things, a declaration of its status as a public benefit or mutual benefit corporation. The Circuit Court granted Blue Cross and Blue Shield of Missouri's motion to file the amended petition on August 17, 1998.

On June 17, 1999, the Circuit Court determined that this action would go forward as a class action for declaratory relief. On that date, Sarkis and Hacking dismissed all claims other than their claims for declaratory relief. On July 6, 1999, the Attorney General of Missouri filed a motion for a summary judgment declaring that Blue Cross and Blue Shield of Missouri is a public benefit corporation. On August 5, 1999, Blue Cross and Blue Shield of Missouri filed a motion for summary judgment that the class representatives and the class lack standing to assert the claims for declaratory relief that they are asserted. Those motions for summary judgment are under submission to the Circuit Court.

If Blue Cross and Blue Shield of Missouri is declared to be a mutual benefit type of nonprofit corporation that does not hold its assets for the benefit of the public generally, Blue Cross and Blue Shield of Missouri would be required to exercise its ownership interest in RightCHOICE consistent with the best interests of Blue Cross and Blue Shield of Missouri's subscribers, subject to any final rulings made in the litigation described elsewhere herein. If Blue Cross and Blue Shield of Missouri is declared to be a public benefit type of nonprofit corporation or if it is declared that Blue Cross and Blue Shield of Missouri holds assets for the benefit of the public generally, Blue Cross and Blue Shield of Missouri would be required to exercise its ownership interest in RightCHOICE consistent with the best interests of the public at large. The subscriber class in this action has requested a declaration that Blue Cross and Blue Shield of Missouri may not lawfully transfer its assets to a charitable trust. If such a judgment is entered, it might be followed by a claim seeking an injunction against the closing of the reorganization, or money damages, or both. It could also cause conditions to the closing of the reorganization not to be fulfilled.

Litigation relating to the Market Conduct Study and Copayment Calculations

On February 11, 1998, the DOI filed a Notice of Institution of Case (the Market Conduct Proceeding) relating to a market conduct examination of RightCHOICE and
its affiliates.   On January 6, 2000, the settlement agreement relating to these proceedings was consummated, and the Market Conduct Proceeding was dismissed.

On February 9, 1998, the Missouri Attorney General filed suit against RightCHOICE, Blue Cross and Blue Shield of Missouri, BlueCHOICE, Healthy Alliance Life Insurance Company (HALIC, a subsidiary of RightCHOICE), and Preferred Health Plans of Missouri, Inc. (a subsidiary of RightCHOICE) in the Circuit Court seeking injunctive relief, compensatory damages and civil penalties under Missouri's

Merchandising Practices Act for the way in which RightCHOICE disclosed and marketed co-payment amounts prior to January 1996 (the Attorney General Co-Payment Claim). RightCHOICE discontinued the challenged co-payment practices in January 1996.

On September 20, 1998, RightCHOICE entered a settlement agreement with the Attorney General for resolution of the Attorney General Co-Payment Claim conditioned on court approval of the separate principal settlement agreement of September 20, 1998 described above under the caption Terms of the Settlement Agreement. The Attorney General Co-Payment Claim was dismissed by the Missouri Attorney General without prejudice pending the approval of the amended settlement agreement described above.

On January 6, 2000, the parties agreed to remove the court approval condition precedent to consummating the settlement of the Attorney General Co-Payment Claim. The settlement is now being implemented. RightCHOICE anticipates that the settlement will be consummated.

Status of Blue Cross and Blue Shield licenses

On March 11, June 17, September 17, and November 19, 1999, the Board of Directors of the BCBSA unanimously voted to extend RightCHOICE's licenses to use the Blue Cross and Blue Shield service marks until the next scheduled meeting of the BCBSA Board of Directors. The extensions on a "board to board" basis followed the reinstatement by the BCBSA Board of Directors, effective as of October 29, 1998, of the licenses to use the Blue Cross and Blue Shield service marks, granted to RightCHOICE, Blue Cross and Blue Shield of Missouri, and two wholly owned subsidiaries of RightCHOICE, HALIC and BlueCHOICE (the licensed affiliates). The approval clarified the rights of RightCHOICE and its licensed affiliates to continue uninterrupted the use of the service marks following actions taken by the BCBSA which resulted from the October 29 Order. On March 9, 2000, the Board of Directors of the BCBSA unanimously voted to fully reinstate the licenses so that extensions on a "board to board" basis would no longer be required.

The October 29 Order (as described above under "Litigation relating to the 1994 Reorganization and Public Offering") provided for the appointment of Robert G. Russell as receiver/custodian to, among other things, take exclusive possession and control of all of the issued and outstanding shares of RightCHOICE's class B common stock, all of which is owned by Blue Cross and Blue Shield of Missouri. On November 2, 1998, the BCBSA notified RightCHOICE and its licensed affiliates that their licenses to use the Blue Cross and Blue Shield service marks had terminated automatically pursuant to their terms on October 29, 1998, as a result of the October 29 Order, and filed a complaint against RightCHOICE and its licensed affiliates alleging service mark infringement and breach of license agreements as a result of the continued use of the service marks following the issuance of the October 29 Order (the BCBSA Complaint). On November 4, 1998, after Blue Cross and Blue Shield of Missouri filed a motion seeking a revocation of the October 29 Order and supporting memorandum, the Circuit Court issued the November 4 Order and the November 4 Special Master Order. The November 4 Order set aside the October 29 Order and declared it to be "void from the beginning." The November 4 Special Master Order appointed Robert G. Russell as special master for the purpose of collecting and analyzing information related to the proposed settlement of the litigation described above. On November 6, 1998, the Court issued an Order of Reference for the special master. As a result of the November 4 Order, the BCBSA agreed to dismiss the BCBSA Complaint.

Each of the reinstated license agreements approved by the BCBSA on November 19, 1998 included an addendum that provided, among other things, that the licenses granted under such license agreements would be reviewed by the BCBSA at the next regularly scheduled meeting of the BCBSA Board of Directors (originally, March 11, 1999, and pursuant to extensions, March 9, 2000). If, on or before such date, the BCBSA did not extend the termination dates for the license agreements until the next regularly scheduled meeting of the BCBSA Board of Directors after such date, or otherwise modify the addenda, the license agreements would have terminated. This "board-to-board" extension of the license agreements has been adopted in conjunction with the issuance of reinstated licenses granted to other BCBSA licensees following a license termination. On March 9, 2000, the BCBSA Board voted to reinstate the full license without board to board extensions as a result of the dismissal of the principal litigation as contemplated by the Amended and Restated Settlement Agreement described above under "Agreement for Settlement of Certain Litigation Matters and Reorganization of RightCHOICE."

The licenses (which include the primary licenses granted to Blue Cross and Blue Shield of Missouri and the controlled affiliate licenses to RightCHOICE, HALIC and BlueCHOICE) give these companies the right to use the Blue Cross and Blue Shield names and service marks in connection with health insurance products marketed and sold in Blue Cross and Blue Shield of Missouri's licensed operating area (consisting of 85 counties in eastern and central Missouri). The licenses require Blue Cross and Blue Shield of Missouri, RightCHOICE, HALIC and BlueCHOICE to pay license fees to BCBSA for the use of the marks.

Each of the licenses provides that it automatically terminates if, among other things: (i) the DOI or another regulatory agency assumes control of the licensee or delinquency proceedings are instituted; (ii) a trustee, interim trustee, receiver or other custodian for any of Blue Cross and Blue Shield of Missouri's or the BCBSA's property or business is appointed, or (iii) an action is instituted by any governmental entity or officer against the licensee seeking dissolution or liquidation of its assets or seeking the appointment of a trustee, interim trustee, receiver or custodian for any of its property or business, which is consented or acquiesced to by the licensee or is not dismissed within 130 days of the licensee being served with the pleading or document commencing the action, provided that if the action is stayed or its prosecution enjoined, the 130-day period is tolled for the duration of the stay or injunction, and provided further that the BCBSA's Board of Directors may toll or extend the 130-day period at any time prior to its expiration. Each license also provides that it may be terminated by BCBSA if, among other things, the licensee fails to meet certain quality control standards or minimum capital or liquidity requirements. Pursuant to the addendum, which became part of the reinstated license agreements following the November 19, 1998 BCBSA Board meeting, an automatic termination will also occur (i) if the BCBSA Board does not take action to extend the licenses on or before the date of the next regularly scheduled BCBSA Board meeting, and (ii) upon any judicial act that (a) provides for or approves a transaction pursuant to which a person, entity or group other than the licensees of BCBSA, acquires the ability to select the majority of the members of the Board of Directors of Blue Cross and Blue Shield of Missouri, RightCHOICE or certain of its affiliates or otherwise gains control of Blue Cross and Blue Shield of Missouri, RightCHOICE or such affiliates, or
(b) changes the composition of, or the voting rights of the members of the Board of Directors of Blue Cross and Blue Shield of Missouri, RightCHOICE or such affiliates. The foregoing provision does not apply to a settlement or resolution of the litigation described above that complies with all BCBSA rules, regulations and standards and is approved by or conditioned on the approval of the BCBSA. In addition, the licenses may be terminated if Blue Cross and Blue Shield of Missouri, RightCHOICE, or certain subsidiaries of RightCHOICE are unable to achieve certain financial benchmarks as required by the BCBSA.

The affiliate licenses are derivative of the primary licenses and automatically terminate if the primary licenses terminate. According to their terms, if a license is terminated, Blue Cross and Blue Shield of Missouri, RightCHOICE, HALIC and BlueCHOICE are jointly liable to the BCBSA for payment of a termination fee in an amount equal to $25 times the number of licensed enrollees of the terminated entity and its licensed controlled affiliates, and must give written notice of such termination to their enrollees. In connection with the reinstatement described above, the BCBSA waived the application of these provisions to the alleged automatic termination resulting from the entry of the October 29 Order.

RightCHOICE believes that the exclusive right to use the Blue Cross and Blue Shield names and service marks provides it and its controlled affiliates with a marketing advantage in Blue Cross and Blue Shield of Missouri's licensed operating area, the loss of which would have a material adverse effect on RightCHOICE and the market for its stock. In addition, the loss of the licenses would be an event of default under RightCHOICE's Credit Agreement which, if not waived or otherwise addressed, could result in a material adverse effect on RightCHOICE and the market for its stock.

In connection with the settlement agreements described above under "Status of Proposed Settlement Agreements," Blue Cross and Blue Shield of Missouri and RightCHOICE have filed a request with the BCBSA to transfer its primary license to New RightCHOICE as part of the transactions contemplated by the Amended and Restated Settlement Agreement. The BCBSA had conditionally approved the transfer as proposed under the Amended and Restated Settlement Agreement. RightCHOICE cannot provide any assurances that the transactions contemplated by the Amended and Restated Settlement Agreement will be effected. The failure to consummate the transactions contemplated by the Amended and Restated Settlement Agreement could have a material adverse effect on RightCHOICE and the market for its stock.

Other contingencies

In addition to the matters described above, from time to time in the ordinary course of business, RightCHOICE and certain of its subsidiaries are parties to various legal proceedings, including the claims of its members arising from health plan benefit coverage issues for certain services under evolving theories of liability. The financial and operational impact that such evolving theories of recovery will have on the managed care industry generally, or RightCHOICE in particular, is presently unknown.

14.   Segment information

RightCHOICE operates in two segments which it defines as underwritten and self-funded. RightCHOICE's underwritten segment includes a comprehensive array of products including PPO, POS, HMO, Medicare supplement, managed indemnity and specialty managed care coverages. RightCHOICE's self-funded segment includes TPA, ASO for self-insured organizations, network rental services for self-insured organizations, insurance companies and other organizations, and life insurance agency services. All of RightCHOICE's revenues, both underwritten premiums and self-funded fees and other income, are derived from domestic (United States) sources and no single customer accounts for more than 10% of total revenues.

Operating income for RightCHOICE's underwritten segment is determined by deducting from premium revenue the health care service costs, commissions, and general and administrative expenses, as well as any non-recurring charges, that are attributable to that segment's operations. Operating income for the self-funded segment is determined by deducting from fees and other income the commissions, general and administrative expenses and non-recurring charges attributable to the segment. Expenses not directly traceable to an industry segment are allocated on a consistent and reasonable basis utilizing membership, groups, claims, and other key drivers. Corporate identifiable assets by segment include only receivables from members since RightCHOICE does not produce more detailed information by segment internally. Intersegment revenues are not material. Financial information by segment is as follows (in thousands):

As of and for the year ended                 Underwritten       Self-funded       Consolidated
December 31, 1999                            ------------       -----------       ------------
Revenues................................       $732,595           $84,317            $816,912
Operating (loss) income.................         (4,394)           24,061              19,667
Depreciation and amortization expense...         11,720             5,495              17,215
Identifiable assets.....................         49,091            29,856              78,947
As of and for the year ended                 Underwritten       Self-funded       Consolidated
December 31, 1998                            ------------       -----------       ------------
Revenues................................       $694,678           $72,834            $767,512
Operating (loss) income.................        (23,056)           18,809              (4,247)
Depreciation and amortization expense...         13,779             5,555              19,334
Non-recurring operating charges.........            777               123                 900
Identifiable assets.....................         46,311            21,713              68,024
As of and for the year ended                 Underwritten        Self-funded      Consolidated
December 31, 1997                            ------------        -----------      ------------
Revenues................................       $654,315           $65,096            $719,411
Operating (loss) income.................        (69,437)            8,437             (61,000)
Depreciation and amortization expense...         16,821             6,287              23,108
Charge for loss reserves................         29,510                                29,510
Other non-recurring operating charges...          2,190             1,111               3,301
Identifiable assets.....................         44,763            15,256              60,019

The following table sets forth revenue (in thousands) by product group for the years ended December 31, 1999, 1998, and 1997. The ASO/self-funded and other income category below includes $444, $191 and $48 of other income related to RightCHOICE's underwritten segment for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                        For the year ended December 31,
                                                  --------------------------------------------
Product Group                                         1999            1998           1997
-------------                                         ----            ----           ----
  PPO:
   Alliance PPO.................................       $209,487        $191,855       $197,329
   AllianceCHOICE POS...........................        167,392         151,034        124,890
  HMO (includes other POS)......................        211,910         206,292        183,485
  Medicare supplement...........................         92,314          94,951         97,157
  Managed indemnity.............................          3,659           7,627         12,531
  Other specialty services......................         47,389          42,728         38,875
                                                       --------        --------       --------
     Total premium revenue......................        732,151         694,487        654,267
  ASO/Self-funded and other income..............         84,761          73,025         65,144
                                                       --------        --------       --------
     Total revenues.............................       $816,912        $767,512       $719,411
                                                       ========        ========       ========

15.    Transactions with Blue Cross and Blue Shield of Missouri

Pursuant to an administrative services agreement, RightCHOICE provides certain administrative and support services, including computerized data processing and management information systems, telecommunication systems and accounting, finance, legal, actuarial and other management services to Blue Cross and Blue Shield of Missouri. These expenses are allocated to and paid by Blue Cross and Blue Shield of Missouri in an amount equal to the direct and indirect costs and expenses incurred in furnishing these services. In addition, RightCHOICE provides services to Blue Cross and Blue Shield of Missouri, which include health plan services, processing claims related to such plans, provider contracting, market research and advertising, to be reimbursed on a basis that approximates cost. BCBSMo provides office space and parking to RightCHOICE pursuant to lease agreements between the companies. The cost to RightCHOICE associated with these leases comprises the majority of the expenses detailed below beside the caption, "Services provided by BCBSMo." Management of RightCHOICE and of Blue Cross and Blue Shield of Missouri consider the allocation methodologies and cost approximations utilized to be reasonable and appropriate.

General and administrative expense excludes net intercompany charges allocated to Blue Cross and Blue Shield of Missouri by RightCHOICE for the respective periods, as follows:


                                                   Year ended December 31,
                                                   ----------------------
                                                1999       1998        1997
                                                ----       ----        ----
Services provided to BCBSMo..............     $16,798     $15,642    $12,792
Services provided by BCBSMo..............      (5,070)     (4,411)    (4,436)
                                              -------     -------    -------
  Net expense allocated to BCBSMo........     $11,728     $11,231    $ 8,356
                                              =======     =======    =======

RightCHOICE has intercompany receivables and payables between HALIC and BCBSMo, which include $9.8 million of receivables and $3.4 million of payables related to the BCBSMo transfer of all economic risks and rewards on certain insurance policies originally issued by BCBSMo, pursuant to a reinsurance agreement. In addition, the intercompany receivables and payables include net intercompany transactions for general and administrative expenses as well as intercompany tax settlements, settled on a quarterly basis. Additional amounts of receivables and payables relate to RightCHOICE's cash management activity which is typically settled on a monthly basis.

16.  Statutory information

The operations of RightCHOICE's subsidiaries, HALIC, BlueCHOICE, HealthLink, HealthLink HMO, and RightCHOICE Insurance Company (RIC) are subject to regulation and supervision by regulatory authorities of the various jurisdictions in which they are licensed to conduct business. Regulatory authorities exercise extensive supervisory power over the licensing of insurance companies and health maintenance organizations; the amount of reserves that must be maintained; the approval of forms and policies used; the nature of, and limitation on, an insurance company's or a health maintenance organization's investments; periodic examination of the operations of insurance companies and health maintenance organizations; the form and content of annual statements and other reports required to be filed on the financial condition of insurance companies and health maintenance organizations; and the establishment of capital requirements. HALIC, BlueCHOICE, HealthLink HMO, and RIC are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, these companies are also periodically examined by the insurance departments of the jurisdictions in which they are licensed to do business.

RightCHOICE's subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Missouri and Illinois Departments of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

In 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles guidance (the Codification), which will replace the current Accounting Practices and Procedures manual as the National Association of Insurance Commissioners' primary guidance on statutory accounting. The National Association of Insurance Commissioners is now considering amendments to the Codification guidance that would also be effective upon implementation. The National Association of Insurance Commissioners has recommended an effective date of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. Management believes that it is more likely than not that the Missouri and Illinois legislatures will enact the Codification. RightCHOICE has not estimated the potential effect of the Codification guidance if adopted.

17.    Quarterly financial information (unaudited)
       (In thousands, except per share data)

                                                                    Three months ended
                                                                    ------------------
1999                                               31-Mar         30-Jun         30-Sep         31-Dec
----                                               ------         ------         ------         ------
Total revenues................................      $200,013       $199,211       $204,503       $213,185
Operating expenses............................       195,411        194,664        199,294        207,876
Operating income..............................         4,602          4,547          5,209          5,309
Investment income, net........................         3,475          2,787          3,076          3,513
Other, net....................................          (760)          (693)        (1,216)        (1,456)
Income before taxes...........................         7,317          6,641          7,069          7,366
Provision for income taxes....................         2,640          2,734          3,064          2,739
Net income....................................      $  4,677       $  3,907       $  4,005       $  4,627
                                                    --------       --------       --------       --------
Basic and diluted earnings per share..........         $0.25          $0.21          $0.21          $0.25
                                                    --------       --------       --------       --------
Weighted average shares outstanding...........        18,673         18,673         18,673         18,673
                                                    --------       --------       --------       --------
Membership (in thousands).....................         2,140          2,208          2,235          2,286
                                                    --------       --------       --------       --------

                                                                    Three months ended
                                                                    ------------------
1998                                               31-Mar         30-Jun         30-Sep         31-Dec
----                                               ------         ------         ------         ------
Total revenues................................      $191,852       $191,818       $189,804       $194,038
Operating expenses............................       193,101        192,433        192,384        193,841
Operating (loss) income.......................        (1,249)          (615)        (2,580)           197
Investment income, net........................         4,372          3,984          5,062          5,251
Other, net....................................        (1,065)        (1,237)        (1,204)        (1,412)
Income before taxes...........................         2,058          2,132          1,278          4,036
Provision for income taxes....................         1,090            930            763          1,061
Net income....................................      $    968       $  1,202       $    515       $  2,975
                                                    --------       --------       --------       --------
Basic and diluted earnings per share..........         $0.05          $0.06          $0.03          $0.16
                                                    --------       --------       --------       --------
Weighted average shares outstanding...........        18,672         18,672         18,672         18,673
                                                    --------       --------       --------       --------
Membership (in thousands).....................         1,998          2,013          2,092          2,123
                                                    --------       --------       --------       --------

                       Report of Independent Accountants

To the Shareholders and Board of Directors of RightCHOICE Managed Care, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly in all material respects, the financial position of RightCHOICE Managed Care, Inc., and its subsidiaries ("RightCHOICE") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of RightCHOICE's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 9, 2000, except for Note 13
for which the date is March 9, 2000

                       Report of Independent Accountants


To the Shareholders and Board of Directors of RightCHOICE Managed Care, Inc.:

Our report on the consolidated financial statements of RightCHOICE Managed Care, Inc. is included on page 107 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedules listed in Item 8 on page 43 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included.



PricewaterhouseCoopers LLP
St. Louis, Missouri
February 9, 2000, except for Note 13
for which the date is March 9, 2000

                                                                      Schedule I
                                                                   (Page 1 of 3)

                         RIGHTCHOICE MANAGED CARE, INC.
                        CONDENSED FINANCIAL INFORMATION

Condensed balance sheets of RightCHOICE Managed Care, Inc. (parent company only) as of December 31, 1999 and 1998, and the condensed statements of income and cash flows for the years ended December 31, 1999, 1998 and 1997 are as follows (certain reclassifications have been made to the condensed financial statements for 1997 and 1998 to conform to the 1999 presentation):

                                 Balance Sheets
                (in thousands, except shares and per share data)

                                                                                    December 31,
                                                                              1999               1998
                                                                              ----               ----
                         ASSETS
                         ------
Cash..............................................................          $  4,877          $  2,998
Investments available for sale, at market value...................               560             4,703
Investments in affiliates (2).....................................           198,086           189,515
Property and equipment, net.......................................             3,683             5,941
Receivables from affiliates (1)...................................           147,931           136,042
Income taxes receivable, net......................................             2,627             7,268
Other assets......................................................             7,170             7,271
                                                                            --------          --------
   Total assets...................................................          $364,934          $353,738
                                                                            ========          ========
               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Accounts payable and accrued expenses.............................          $ 25,908          $ 23,707
Payables to affiliates (1)........................................           117,980           111,431
Obligations for employee benefits.................................            28,396            27,292
Long-term debt, including current portion.........................            34,063            43,063
Obligations under capital leases..................................             1,044             2,371
                                                                            --------          --------
   Total liabilities..............................................           207,391           207,864
                                                                            --------          --------
Shareholders' equity:
   Preferred stock, $.01 par, 25,000,000 shares authorized,
       no shares issued and outstanding...........................
   Common stock:
      Class A, $.01 par, 125,000,000 shares authorized,
        3,737,500 shares issued, 3,710,653 and 3,710,426
        shares outstanding, respectively..........................                37                37
      Class B, convertible, $.01 par, 100,000,000 shares
        authorized, 14,962,500 shares issued and outstanding......               150               150
   Additional paid-in capital.....................................           132,634           132,635
   Retained earnings..............................................            29,529            12,313
   Treasury stock, 26,847 and 27,074 class A shares,
    respectively, at cost.........................................              (380)             (383)
   Accumulated other comprehensive (loss) income..................            (4,427)            1,122
                                                                            --------          --------
   Total shareholders' equity.....................................           157,543           145,874
                                                                            --------          --------
   Total liabilities and shareholders' equity.....................          $364,934          $353,738
                                                                            ========          ========

   The condensed financial information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

(1) The majority of these intercompany amounts are eliminated in the Consolidated Financial Statements with the remaining amounts explained in Note 15 of the Notes to Consolidated Financial Statements.

(2) As of December 31, 1999 and 1998, $192,181 and $183,786, respectively, is eliminated in the Consolidated Financial Statements.

                                                                      Schedule I
                                                                   (Page 2 of 3)

                         RIGHTCHOICE MANAGED CARE INC.
                        CONDENSED FINANCIAL INFORMATION

                              Statements of Income
                                 (in thousands)

                                                                     Year ended December 31,
                                                         1999                 1998                 1997
                                                    ---------------      --------------      ----------------
Revenue
  Reimbursement from affiliates (1)...............        $107,642            $108,972             $ 116,380
  Dividends from affiliates (1)...................           7,300              15,203                13,813
                                                          --------            --------             ---------
Total revenue.....................................         114,942             124,175               130,193
Expense
  General and administrative......................         113,762             111,828               118,920
                                                          --------            --------             ---------

Operating income..................................           1,180              12,347                11,273

Investment income and other.......................           2,550               3,895                 4,802
Interest expense..................................          (3,713)             (4,223)               (4,418)
                                                          --------            --------             ---------

Income before equity in undistributed income (loss)
of subsidiaries and income tax (benefit) provision              17              12,019                11,657

Equity in undistributed income (loss) of
subsidiaries (1)..................................          14,321              (6,221)              (36,477)
                                                          --------            --------             ---------

Income (loss) before taxes........................          14,338               5,798               (24,820)

Income tax (benefit) provision....................          (2,878)                138                  (786)
                                                          --------            --------             ---------

Net income (loss).................................        $ 17,216            $  5,660              ($24,034)
                                                          ========            ========             =========

   The condensed financial information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

(1) Substantially all of the balances related to these intercompany items are eliminated in the Consolidated Financial Statements.

                                                                      Schedule I
                                                                   (Page 3 of 3)

                         RIGHTCHOICE MANAGED CARE, INC.
                        CONDENSED FINANCIAL INFORMATION
                            Statements of Cash Flows
                                 (in thousands)

                                                                               Year ended December 31,
                                                                    1999                1998                 1997
                                                                    ----                ----                 ----
Cash flows from operating activities:
Net income (loss)........................................          $ 17,216           $  5,660             ($24,034)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
   Equity in undistributed (income) loss
    of subsidiaries......................................           (14,321)             6,221               36,477
   Depreciation..........................................             1,851              2,505                4,264
   Loss on sale of property and equipment................               805
   Gain on sale of investments...........................                                 (794)              (1,671)
   Accretion of discounts and
    amortization of premiums.............................                 1                (19)                (170)

(Increase) decrease in:
   Receivables from affiliates...........................           (11,889)           (89,887)             (30,444)
   Income taxes receivable, net..........................             4,532             (7,069)
   Other assets..........................................               277             (5,260)                (141)
Increase (decrease) in:
   Accounts payable and accrued
     expenses............................................             2,316              3,657               (1,755)
   Payables to affiliates................................             6,549             74,343               22,306
   Obligations for employee benefits.....................             1,104              2,218                  562
   Income taxes payable, net.............................                              (14,425)                 991
                                                                   --------           --------            ---------

Net cash provided by (used in) operating activities......             8,441            (22,850)               6,385
                                                                   --------           --------            ---------
Cash flows from investing activities:
   Investments purchased.................................              (427)            (4,845)             (14,970)
   Investments sold or matured...........................               425              5,661               35,940
   Investments purchased, sold or transferred
     from/to affiliates, net.............................             4,163             17,773
   Decrease (increase) in investment in affiliates.......                                3,256                 (814)
   Property and equipment purchased, sold or
     transferred from/to affiliates, net.................               (32)              (427)               2,995
                                                                   --------           --------            ---------

Net cash provided by investing activities................             4,129             21,418               23,151
                                                                   --------           --------            ---------
Cash flows from financing activities:
   Payments of long-term debt............................            (9,000)            (3,937)             (15,000)
   Payments on capital lease obligations.................            (1,693)            (2,797)              (3,509)
   Sale (purchase) of class A treasury stock.............                 2                 16                  (78)
                                                                   --------           --------            ---------
Net cash used in financing activities....................           (10,691)            (6,718)             (18,587)
                                                                   --------           --------            ---------

Net increase (decrease) in cash and cash equivalents.....             1,879             (8,150)              10,949
Cash and cash equivalents, beginning of year.............             2,998             11,148                  199
                                                                   --------           --------            ---------
Cash and cash equivalents, end of year...................          $  4,877           $  2,998            $  11,148
                                                                   ========           ========            =========
Supplemental Schedule of Noncash Investing
   And Financing Activities:
Equipment acquired through capital leases................          $    582                               $   4,001
Disposal of equipment under capital leases...............               216           $     43


   The condensed financial information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.