Form 10-Q
period 2000-03-31
RIGHTCHOICE MANAGED CARE INC
filed 2000-05-15
CIK 921766

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

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

           Title of each class             Outstanding at May 1, 2000

   Class A common stock, $0.01 par value      3,710,866 shares
   Class B common stock, $0.01 par value     14,962,500 shares

                   RIGHTCHOICE MANAGED CARE, INC.
                    First Quarter 2000 Form 10-Q
                          Table of Contents



PART  I.      FINANCIAL INFORMATION                               PAGE

     ITEM 1.  Financial Statements

              Consolidated Balance Sheets as of March 31, 2000
               and December 31, 1999                                 3

              Consolidated Statements of Income for the three months
               ended March 31, 2000 and 1999                         4

              Consolidated Statements of Changes in Shareholders'
               Equity for the three months ended
               March 31, 2000 and 1999                               5

              Consolidated Statements of Cash Flows for the three
               months ended March 31, 2000 and 1999                  6

              Notes to Consolidated Financial Statements             7

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   21

     ITEM 3.  Quantitative and Qualitative Disclosures About
               Market Risks                                         36

PART II.      OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                     37

     ITEM 2.  Changes in Securities and Use of Proceeds             37

     ITEM 3.  Defaults Upon Senior Securities                       37

     ITEM 4.  Submission of Matters to a Vote of Security Holders   37

     ITEM 5.  Other Information                                     37

     ITEM 6.  Exhibits and Reports on Form 8-K                      37

SIGNATURES                                                          39







PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

                                RIGHTCHOICE MANAGED CARE, INC.
                                 CONSOLIDATED BALANCE SHEETS
                         (in thousands, except shares and per share data)

               ASSETS              March 31, 2000     December 31, 1999
                                    (unaudited)
Current assets:
  Cash and cash equivalents             $34,061           $44,400
  Investments available for sale        209,795           201,926
  Receivables from members               90,027            78,947
  Receivables from related parties       26,769            28,764
  Deferred income taxes                   8,562             8,629
  Other assets                           20,132            17,981
     Total current assets               389,346           380,647
Property and equipment, net              54,331            55,470
Deferred income taxes                    10,669             9,791
Investments in affiliates                 6,108             5,905
Goodwill and intangible assets, net      67,565            71,400
    Total assets                       $528,019          $523,213


   LIABILITIES AND SHAREHOLDERS'
               EQUITY

Current liabilities:
  Medical claims payable               $119,572          $124,428
  Unearned premiums                      64,857            62,824
  Accounts payable and accrued
    expenses                             55,858            59,476
  Current portion of long-term debt       8,000             8,000
  Payables to related parties            32,686            27,009
  Reserve for loss contract               6,944             7,259
  Obligations for employee benefits       1,606             1,577
  Income taxes payable                   13,466            12,965
  Obligations under capital leases        3,641             4,071
     Total current liabilities          306,630           307,609
Long-term debt                           24,063            26,063
Obligations for employee benefits        27,317            26,819
Obligations under capital leases          4,633             5,179
     Total liabilities                  362,643           365,670

Shareholders' equity:
  Preferred stock, $0.01 par,
    25,000,000 shares authorized,
    no shares issued and outstanding
  Common stock:
    Class A, $0.01 par, 125,000,000
    shares authorized, 3,737,500
    shares issued, 3,710,866
    and 3,710,653 shares outstanding,
    respectively                             37                37
    Class B, convertible, $0.01 par
    100,000,000 shares authorized,
    14,962,500 shares issued and
    outstanding                             150               150
  Additional paid-in capital            132,634           132,634
  Retained earnings                      36,991            29,529
  Treasury stock, 26,634 and 26,847
   class A shares, respectively,
   at cost                                 (377)             (380)
  Accumulated other comprehensive
   loss                                  (4,059)           (4,427)
     Total shareholders' equity         165,376           157,543
     Total liabilities and
        shareholders' equity           $528,019          $523,213

             See accompanying Notes to Consolidated Financial Statements.

                           RIGHTCHOICE MANAGED CARE, INC.
                     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (in thousands, except shares and per share data)

                                            Three months ended
                                                March 31,
                                         2000              1999
 Revenues:
 Premium                              $198,739           $179,218
 Fees and other income                  23,903             20,795
       Total revenues                  222,642            200,013

 Operating expenses:
 Health care services                  160,069            146,748
 Commissions                             8,945              7,909
 General and administrative (excludes
 depreciation and amortization
 and excludes net intercompany charges
 of $3,265 and $3,040, respectively,
 allocated to Blue Cross and
 Blue Shield of Missouri)               39,467             36,560
 Depreciation and amortization           4,333              4,194
       Total operating expenses        212,814            195,411

 Operating income                        9,828              4,602

 Investment income:
      Interest and dividends             3,224              3,207
      Realized gains, net                  139                268
       Total investment income, net      3,363              3,475

 Other:
      Interest expense                    (913)            (1,068)
      Other income, net                     92                308
       Total other, net                   (821)              (760)

 Income before provision for income
 taxes                                  12,370              7,317
 Provision for income taxes              4,908              2,640
 Net income                             $7,462             $4,677


 Weighted average common shares
 outstanding                        18,673,000         18,673,000

 Basic earnings per share                $0.40              $0.25
 Diluted earnings per share              $0.39              $0.25

              See accompanying Notes to Consolidated Financial Statements

                                    RIGHTCHOICE MANAGED CARE, INC.
                                  CONSOLIDATED STATEMENTS OF CHANGES
                                  IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                    (in thousands, except shares)


                                                                                       Accumulated
                                                    Additional                            other
                                   Common stock       paid-in    Retained   Treasury  comprehensive
                                Class A   Class B     capital    earnings     stock       income         Total
Balance at December 31, 1998      $37       $150     $132,635    $12,313    $(383)        $1,122        $145,874

Comprehensive income:
 Net income                                                        4,677                                   4,677

 Change in unrealized
 appreciation on
 available-for-sale securities,
 net of income tax benefit
 of $1,068                                                                                (1,890)         (1,890)
Comprehensive income                                                                                       2,787

Balance at March 31, 1999          37        150      132,635     16,990     (383)          (768)        148,661

Comprehensive income:
 Net income                                                       12,539                                  12,539

 Change in unrealized
 appreciation on
 available-for-sale securities,
 net of income tax benefit
 of $2,130                                                                                (3,734)         (3,734)

 Minimum pension liability
 adjustment, net of income tax
 provision of $40                                                                             75              75
Comprehensive income                                                                                       8,880

227 shares issued under the
company's stock option plan                                (1)                  3                              2
plan

Balance at December 31, 1999       37        150      132,634     29,529     (380)        (4,427)        157,543

Comprehensive income:
 Net income                                                        7,462                                   7,462

 Change in unrealized
 appreciation on
 available-for-sale securities,
 net of income tax expense
 of $237                                                                                     368             368
Comprehensive income                                                                                       7,830

213 shares issued
pursuant to the company's
deferred compensation
program for directors                                                           3                              3

Balance at March 31, 2000         $37       $150     $132,634    $36,991    $(377)       $(4,059)       $165,376

                                 See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (in thousands)

                                                   For the three months ended
                                                             March 31,

                                                         2000           1999
Cash flows from operating
activities:
   Net income                                           $7,462         $4,677
   Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Benefit for deferred income taxes                  (1,047)          (825)
     Depreciation and amortization                       4,333          4,194
     Undistributed earnings of affiliates                 (203)          (106)
     Gain on sale of investments                          (139)          (268)
     Amortization of premiums and
     accretion of discounts, net                            52            157
     Loss (gain) on sale of property
     and equipment                                           1           (231)
   (Increase) decrease in certain assets:
     Receivables from members                          (11,080)        (4,591)
     Receivables from related parties                    1,995         (3,910)
     Other assets                                          958         (6,355)
   Increase (decrease) in certain liabilities:
     Medical claims payable                             (4,856)         7,451
     Unearned premiums                                   2,033            626
     Accounts payable and accrued expenses              (3,618)        (4,247)
     Payables to related parties                         5,677            193
     Reserve for loss contract                            (315)        (2,263)
     Obligations for employee benefits                     527            367
     Income taxes payable                                  501            663
Net cash provided by (used in) operating activities      2,281         (4,468)
Cash flows from investing activities:
   Proceeds from matured investments:
     Fixed maturities                                    1,685          1,700
   Proceeds from investments sold:
     Fixed maturities                                    7,408         67,560
     Other                                                 513              8
   Investments purchased:
     Fixed maturities                                  (11,666)       (70,059)
     Equity securities                                  (5,118)
   Proceeds from property and equipment sold                               11
   Property and equipment purchased                     (2,200)        (1,265)
Net cash used in investing activities                   (9,378)        (2,045)
Cash flows from financing activities:
   Issuance of class A treasury stock                        3
   Payments of long-term debt                           (2,000)        (2,500)
   Payments of capital lease obligations                (1,245)          (939)
Net cash used in financing activities                   (3,242)        (3,439)
Net decrease in cash and cash equivalents              (10,339)        (9,952)
Cash and cash equivalents at beginning of period        44,400         39,409
Cash and cash equivalents at end of period             $34,061        $29,457

Supplemental Disclosure of Cash Information
   Interest paid                                          $913         $1,058
   Income taxes paid, net                               $5,455         $2,802
Supplemental Schedule of Noncash
 Investing and Financing Activities:
   Equipment acquired through capital leases              $269         $3,098
   Disposal of equipment under capital leases                          $1,881

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

RightCHOICE continues to work toward completing the proposed settlement. On March 14, 2000, the definitive reorganization agreement was signed and, on April 14, 2000, RightCHOICE made a preliminary filing with the Securities and Exchange Commission (SEC) relating to the reorganization. Additional steps that the parties have completed in connection with the proposed settlement and the reorganization include: the organization of New RightCHOICE; the creation of The Missouri Foundation for Health; the receipt of approvals from the lending banks under RightCHOICE's credit facility agreement; the full reinstatement of the current licenses by the Blue Cross and Blue Shield Association related to RightCHOICE's and its parent's use of the Blue Cross and Blue Shield names and service marks; and preliminary approval of the reorganization by the Association's Board of Directors.

Consummation of the proposed settlement and the reorganization is still subject to a number of significant conditions. These include the receipt of shareholder approval, the receipt of regulatory approvals, and the receipt of a private letter ruling from the Internal Revenue Service, or a satisfactory tax opinion, as to the tax-free nature of the reorganization transaction.

Terms of the Proposed Settlement Agreement

The principal terms of the Amended and Restated Settlement Agreement include the following:

--Blue Cross and Blue Shield of Missouri would, through a series of transactions, (i) transfer its insurance-related assets, contracts and agreements and related liabilities to a wholly owned subsidiary of RightCHOICE; (ii) convert to a for-profit corporation; (iii) reincorporate in Delaware; and (iv) merge with RightCHOICE. Approximately 20% of the outstanding common stock of the resulting entity (referred to as New RightCHOICE) would be owned by RightCHOICE's current public shareholders and approximately 80% of the outstanding shares of New RightCHOICE would be owned by a charitable independent health care foundation (which equals the current aggregate ownership interests of the public shareholders and Blue Cross and Blue Shield of Missouri, respectively, in the equity of RightCHOICE).

--Blue Cross and Blue Shield of Missouri would pay approximately
  $12.78 million to the Missouri Foundation For Health (in addition to $175,000 paid by New RightCHOICE).

--The Missouri Foundation For Health would be required to liquidate its shares of New RightCHOICE stock over a prescribed period of time not to exceed seven years under a divestiture plan. The Foundation would be required to reduce its ownership of New RightCHOICE stock to less than 50% of the total outstanding stock of New RightCHOICE within three years of the closing of the reorganization, subject to possible extension, and to less than 20% of the total outstanding stock of New RightCHOICE within five years of the closing of the reorganization, subject to possible extension. The proceeds would be used for health care purposes. All but up to 5% of the shares of New RightCHOICE stock owned by the Foundation would be subject to a voting trust that would, with certain exceptions, effectively vest voting control of such shares of New RightCHOICE stock owned by the Foundation in the board of directors of New RightCHOICE on all matters except that the Foundation would have the right to vote as it deems appropriate on a change of control transaction involving New RightCHOICE.

--The charter documents of New RightCHOICE would include the "basic protections" required by the Blue Cross and Blue Shield Association (BCBSA) of all of its for-profit licensees to provide for independence from the direction, control and influence of the Missouri Foundation For Health or any other shareholder. The "basic protections" would include limitations on the amount of New RightCHOICE stock that may be owned by certain categories of shareholders -- (i) no "institutional" shareholder may own 10% or more of the voting power of New RightCHOICE, (ii) no "non-institutional" shareholder may own 5% or more of the voting power of New RightCHOICE, and (iii) no shareholder may own 20% or more of the equity of New RightCHOICE (with certain exceptions in the case of the Foundation as described above). Any shares owned by a shareholder in excess of the applicable ownership limits could be redistributed by New RightCHOICE.

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

On November 19, 1998, the Blue Cross and Blue Shield license agreements were reinstated with addenda that provided, among other things, that the licenses would terminate on the date of the next scheduled meeting of the BCBSA Board of Directors, then March 11, 1999, unless extended by the Board of Directors of the BCBSA. On March 11, June 17, September 17, and November 19, 1999 the BCBSA Board of Directors extended the licenses until the next scheduled meeting. On March 9, 2000, the BCBSA Board of Directors unanimously voted to fully reinstate the licenses so that extension on a "board to board" basis would no longer be required. See "Status of Blue Cross and Blue Shield licenses" below.

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

On January 6, 2000, as a result of the Amended and Restated Settlement Agreement, the parties filed a joint notice of dismissal without prejudice of the pending claims in the lawsuit in the Circuit Court of Cole County in which the Attorney General and the DOI contended that Blue Cross and Blue Shield of Missouri were in violation of the Missouri health services corporation law and non-profit corporation law. On February 8, 2000, Blue Cross and Blue Shield of Missouri, the Attorney General and DOI moved in the Missouri Supreme Court to dismiss their pending appeals in that litigation. Their motions were granted on February 9, 2000. On March 14, 2000, Blue Cross and Blue Shield of Missouri, RightCHOICE, New RightCHOICE, and The Missouri Foundation for Health signed the reorganization agreement providing for the reorganization contemplated by the Amended and Restated Settlement Agreement.

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

The obligations of the parties to consummate the reorganization contemplated by the Amended and Restated Settlement Agreement is conditioned upon, among other things, satisfactory final resolution of the Sarkis Litigation. This condition is now fully satisfied.

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

If Blue Cross and Blue Shield of Missouri is declared to be a mutual benefit type of nonprofit corporation that does not hold its assets for the benefit of the public generally, Blue Cross and Blue Shield of Missouri would be required to exercise its ownership interest in RightCHOICE consistent with the best interests of Blue Cross and Blue Shield of Missouri's subscribers, subject to any final rulings made in the litigation described elsewhere herein. If Blue Cross and Blue Shield of Missouri is declared to be a public benefit type of nonprofit corporation or if it is declared that Blue Cross and Blue Shield of Missouri holds assets for the benefit of the public generally, Blue Cross and Blue Shield of Missouri would be required to exercise its ownership interest in RightCHOICE consistent with the best interests of the public at large. The subscriber class in this action has requested a declaration that Blue Cross and Blue Shield of Missouri may not lawfully transfer its assets to a charitable trust. If a judgment is entered after the reorganization is completed, the company resulting from the reorganization, referred to herein as New RightCHOICE, could be obligated to pay substantial money damages. It is also possible, although RightCHOICE believes unlikely, that a court could order that the reorganization be rescinded. If an order like that was entered, it would have a material adverse effect on New RightCHOICE.

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

On January 6, 2000, the parties agreed to remove the court approval condition precedent to consummating the settlement of the Attorney General Co-Payment Claim. The settlement is now completed.

Status of Blue Cross and Blue Shield licenses

On March 9, 2000, after a period of "board to board" extensions resulting from the pendency of the principal litigation with the State of Missouri, the BCBSA Board of Directors voted to reinstate the full licenses for RightCHOICE and its licensed affiliates. This action followed the dismissal of the principal litigation pursuant to the Amended and Restated Settlement Agreement described above under "Agreement for Settlement of Certain Litigation Matters and Reorganization of RightCHOICE." Important events that preceded this reinstatement are described in the following paragraphs.

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

Each of the reinstated license agreements approved by the BCBSA on November 19, 1998 included an addendum that provided, among other things, that the licenses granted under such license agreements would be reviewed by the BCBSA at the next regularly scheduled meeting of the BCBSA Board of Directors (originally, March 11,
1999). If, on or before such date, the BCBSA did not extend the termination dates for the license agreements until the next regularly scheduled meeting of the BCBSA Board of Directors after such date, or otherwise modify the addenda, the license agreements would have terminated. This "board-to-board" extension of the license agreements has been adopted in conjunction with the issuance of reinstated licenses granted to other BCBSA licensees following a license termination. On March 11, June 17, September 17, and November 19, 1999, the Board of Directors of the BCBSA unanimously voted to extend RightCHOICE's licenses to use the Blue Cross and Blue Shield service marks until the next scheduled meeting of the BCBSA Board of Directors.

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

4.  Provision for income taxes

The company's effective income tax provision rates of 39.7 percent and 36.1 percent for the first quarters of 2000 and 1999, respectively, presented in the Consolidated Statements of Income were affected by state income taxes and non-deductible goodwill amortization, among other things. The 1999 provision was more favorably impacted by a change in 1998 to the company's filing status for the State of Missouri as compared to the 2000 provision. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon all the available evidence, management believes it is more likely than not that the company will realize its deferred tax assets and, accordingly, no valuation allowance has been provided against such assets as of March 31, 2000.

5.  Earnings per share

Basic earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the number of weighted average shares outstanding plus additional shares representing stock distributable under stock-based compensation plans using the treasury stock method. There were 236,528 and 62,653 dilutive potential common shares for the first quarters of 2000 and 1999, respectively.

6.  Comprehensive income

The components of other comprehensive income for the three month periods ended March 31, 2000 and 1999 are as follows:

                                                  Three months ended
                                                       March 31,
                                                     2000      1999
                                                   (in thousands)
Unrealized holding gains (losses) arising
during period, net of taxes                          $459    $(1,723)
Less: reclassification adjustment for gains
  included in net income, net of taxes               (91)       (167)
Net unrealized gains (losses) on securities          $368    $(1,890)

The components of accumulated other comprehensive income on the Consolidated Balance Sheets include unrealized net (depreciation) appreciation of investments as well as a minimum pension liability adjustment. The unrealized net depreciation of investments was $3,764 and $4,132 at March 31, 2000 and December 31, 1999,
respectively. The minimum pension liability increase was $295 and $295 at March 31, 2000 and December 31, 1999, respectively.

7.  Segment information

The company operates in two segments which it defines as underwritten and self-funded. The company's underwritten segment includes a comprehensive array of products including PPO, POS, HMO, Medicare supplement, managed indemnity and specialty managed care coverages. The company's self-funded segment includes TPA, ASO for self-insured organizations, network rental services for self-insured organizations, insurance companies and other organizations, and life insurance agency services. All of the company's revenues, both underwritten premiums and self-funded fees and other income, are derived from domestic (United States) sources and no single customer accounts for more than 10 percent of total revenues.

Operating income for the company's underwritten segment is determined by deducting from premium revenue the health care service costs, commissions, and general and administrative expenses that are attributable to that segment's operations. Operating income for the self-funded segment is determined by deducting the commissions and general and administrative expenses attributable to the segment from fees and other income. Expenses not directly traceable to an industry segment are allocated on a consistent and reasonable basis utilizing membership, groups, claims, and other key drivers. Corporate identifiable assets by segment include only receivables from members since the company does not produce more detailed information by segment internally. Inter-segment revenues are not material. Financial information by segment is as follows (in thousands):

Three months ended March 31, 2000    Underwritten    Self-funded   Consolidated
Revenues                                $198,739         $23,903       $222,642
Operating income                           1,864           7,964          9,828
Depreciation and
    amortization expense                   2,936           1,397          4,333
Identifiable assets                       54,200          35,827         90,027

Three months ended March 31, 1999    Underwritten    Self-funded   Consolidated
Revenues                                $179,218         $20,795       $200,013
Operating (loss) income                   (2,185)          6,787          4,602
Depreciation and
 amortization expense                      2,871           1,323          4,194
Identifiable assets                       48,552          24,063         72,615


ITEM 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE
CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO UNCERTAINTY AND CHANGES IN CIRCUMSTANCES. ACTUAL RESULTS MAY VARY MATERIALLY FROM THE EXPECTATIONS CONTAINED HEREIN. THE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED HEREIN INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS." RIGHTCHOICE IS NOT UNDER ANY OBLIGATION, AND EXPRESSLY DISCLAIMS ANY OBLIGATION, TO UPDATE OR ALTER ITS FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE RESULTS, OR OTHERWISE.

Results of operations


The following table contains revenue by product group for the three month periods ended March 31, 2000 and 1999 (unaudited):


                                          Three months ended
                                               March 31,
Product group                              2000       1999
                                           (in thousands)
PPO:
  Alliance PPO                           $58,163    $50,156
  AllianceChoice POS                      46,486     40,118
HMO (includes other POS)                  56,320     53,502
Medicare supplement                       22,796     23,588
Managed indemnity                            585        951
Other specialty services                  14,389     10,903
Total premium revenue                    198,739    179,218
ASO/self-funded and other income          23,903     20,795
Total revenues                          $222,642   $200,013

The following table sets forth selected operating ratios. The medical loss ratio is shown as a percentage of health care services expense over premium revenue. All other ratios are shown as a percentage of premium revenue and fees and other income combined:


                                                   Three months ended
                                                       March 31,
                                                    2000       1999
Operating revenues:
  Premium revenue                                   89.3%      89.6%
  Fees and other income                             10.7%      10.4%
                                                   100.0%     100.0%
Operating expenses:
  Medical loss ratio                                80.5%      81.9%
  Commission expense                                 4.0%       4.0%
  General and administrative expense
      (includes depreciation and amortization)      19.7%      20.4%
  Adjusted general and administrative expense
      (excludes depreciation and amortization)      17.7%      18.3%

Membership

The following table sets forth membership data and the percent change in membership:


                                               March 31,             %
Product Group                              2000        1999  increase (decrease)
Underwritten:
  PPO:
     Alliance PPO                         159,424     143,196         11.3
     AllianceChoice POS                   134,051     124,746          7.5
  HMO:
     Commercial (includes other POS)      123,694     126,187         (2.0)
     Blue Horizons Medicare HMO             4,880       5,283         (7.6)
  Medicare supplement                      51,863      56,436         (8.1)
  Managed indemnity                         1,325       2,078        (36.2)
                                          475,237     457,926          3.8
Self-funded:
  PPO                                      44,308      45,951         (3.6)
  HMO                                       7,633       7,519          1.5
  ASO (includes HealthLink):
    Workers' compensation                 639,765     457,000         40.0
    Other ASO*                          1,240,477   1,171,898          5.9

Total membership                        2,407,420   2,140,294         12.5

* does not include 434,633 and 430,551 as of March 31, 2000 and 1999, respectively, relating to additional third-party administrator members that are part of The EPOCH Group, L.C. (Epoch), a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995.

Comparison of results for first quarter 2000 to first quarter 1999

Revenues - underwritten

Premium revenue increased $19.5 million, or 10.9 percent, in the first quarter of 2000 in comparison to the first quarter of 1999.
As described below, components of premium revenue were affected by shifts in product mix, rate increases, and other factors, and as a result, such changes in premium revenue may not be indicative of future periods. The company will continue to strive to establish its premium rates based on anticipated health care costs. Depending on future competition, customer acceptance of premium increases, future health care cost trends or other factors, the company cannot provide any assurances that it will be able to price its products consistent with health care cost trends.

PPO revenues increased $14.4 million in the first quarter of 2000 as compared to the first quarter of 1999 -- $7.1 million due to a 7.7 percent increase in net premium rates and a $7.2 million increase resulting from a 7.6 percent increase in member months. The term member months refers to the cumulative number of members added together over a specific time period. Thus, for a quarter, member months are determined by adding together the membership counts for all three months. Net premium rates increased due in part to overall premium renewal rate increases typically ranging from approximately 7 percent to 19 percent during enrollment periods in the last three quarters of 1999 and the first quarter of 2000. Net premium rate increases are at the lower end of the overall premium increase range due in part to changes in deductibles, the timing of group renewals throughout the year and product mix changes. Alliance PPO membership increased by 16,228 members from March 31, 1999 to March 31, 2000 while
AllianceChoice POS membership increased by 9,305 over the same time period. These increases are partially due to the departure from the Missouri market of several competitors in the recent past coupled with strong retention of the company's existing members. The company began offering PPO products in Illinois at the end of the first quarter of 1997. Included in the Alliance PPO member count are 18,180 PPO Illinois members as of March 31, 2000, an increase of 9,719 from March 31, 1999.

HMO premium revenue increased $2.8 million or 5.3 percent -- $4.9 million increase due to an 8.3 percent increase in net premium rates, partially offset by a $2.1 million decrease resulting from a
2.8 percent decrease in member months. Net premium rates increased in part due to the company's premium renewal rate increases typically ranging from approximately 7 percent to 19 percent during enrollment periods in the last three quarters of 1999 and the first quarter of 2000.
Net premium rate increases are at the lower end of the overall premium increase range because of:

--HMO competition in BlueCHOICE's HMO service areas, --shifts in chosen benefit levels,
--changes in the geographic mix of the HMO business, --product mix shifts, and
--the status of a large group, the Missouri Consolidated Health Care
  Plan (MCHCP), comprised of approximately 41,571 members as of March
  31, 2000.

Membership in MCHCP increased by 2,362 from March 31, 1999 to March 31, 2000. The company's 1999 year-end annual report on Form 10-K noted that a rate increase of approximately 21 percent would be effective for the contract year beginning January 1, 2000. In March 2000, MCHCP notified the company that a risk adjustment factor applied to the premiums MCHCP pays insurance carriers will result in a reduction of that increase to approximately 12 percent. Although the company is contesting this MCHCP action, it increased its loss reserve at March 31, 2000, by $1.5 million. This charge is reflected in health care services expense. See "Liquidity and Capital Resources" below. Excluding the MCHCP, membership in the company's HMO products decreased over the same time period by 5,258 members, primarily due to the company's pricing strategy.

Premium revenue from Medicare supplement decreased by $0.8 million in the first quarter of 2000 as compared to the first quarter of 1999. Membership in the company's Medicare supplement products has decreased in part due to subscribers opting for Medicare-risk programs, similar to the company's Blue Horizons Medicare HMO product, in which medical benefits are at least as comprehensive as Medicare benefits for persons eligible to receive Medicare (parts A and B) at no additional cost to the member.

Managed indemnity premium revenue decreased by $0.4 million in the first quarter of 2000 as compared to the first quarter of 1999 due to a 34.0 percent decline in member months. Member month declines are consistent with the company's strategy to move toward more highly managed care products. With the exception of a short-term medical product, the company no longer sells managed indemnity products, but continues to renew coverage for those members who wish to remain in these managed indemnity programs.

Revenue from other specialty services, which includes certain of the company's drug and dental health care benefits plans, increased $3.5 million or 32.0 percent -- $2.2 million due to a 20.9 percent increase in net premium rates and a $1.3 million increase resulting from a 9.2 percent increase in member months. Specialty product membership related to the company's drug products increased during this period as a result of growth in the company's Alliance group membership, growth in the RightCHOICE Insurance Company group membership, and an increase in the AllianceChoice group membership. The increase in membership for drug products was offset in part by decreases in the company's dental product member months, which decreased by 3.4 percent due to competition from dental products that are priced below the company's dental product. The company intends to design a more competitive dental product during 2000.
The large net premium rate increases primarily relate to the company's drug products and correspond to the high levels of prescription utilization and trends that the company, as well as the industry as a whole, have experienced in recent years.

Revenues - self-funded

Fees and other income from administrative services only, network services and life insurance commission revenues increased $3.1 million in the first quarter of 2000 as compared to the first quarter of 1999. These increases are primarily due to increased revenues of $3.7 million from HealthLink, Inc. (HealthLink), the company's network rental and managed care service subsidiary. HealthLink's revenues increased as a result of a 19.9 percent increase in membership from March 31, 1999 to March 31, 2000 which was partially due to expansion into new territories as well as membership growth in HealthLink's workers' compensation program, which increased 40.0 percent to 639,765 at March 31, 2000 compared to 457,000 at March 31, 1999.

Operating expenses

The overall medical loss ratio decreased from 81.9 percent in the first quarter of 1999 to 80.5 percent in the first quarter of 2000. The medical loss ratio has decreased, in part, due to the company's pricing strategy, which resulted in an overall increase in the premium per member per month of approximately 8.2 percent. The medical expense on a per member per month basis increased by approximately 6.4 percent in the same period.

The company continues its efforts initiated in 1998 to modify its pharmacy benefits management program and recontract with physicians and ancillary service providers. The drug cost trend increase ranged from approximately 9 to 15 percent for the twelve month period ended March 31, 2000, driven by a combination of factors, including:

--introduction of new drug therapies,
--physicians' use of newer, more expensive drugs, and --physicians' decreased use of generic drugs in favor of specific drugs promoted by pharmaceutical companies.

This trend has been reduced somewhat by the company's continuing strategy for managing drug costs by utilizing a three-tier drug benefit design that allows members to make choices among generic, preferred drugs (drugs which are part of the company's preferred drug list), or other brand name drugs, albeit at different copayment levels. Approximately 86 percent and 45 percent of the company's underwritten members with a drug benefit were covered under the three-tier pharmacy benefit program as of March 31, 2000 and March 31, 1999, respectively. In the first quarter of 2000, the company has recognized 28 percent savings on the three-tier program as compared to the two-tier drug program. Physician education, utilization and prescribing pattern analysis will be increased through the assistance of an on-site pharmacist whose services were negotiated through the company's pharmacy benefit contract, which runs through 2002. The company will also continue its hospital, physician and service recontracting strategy, using the more detailed data and analysis available through the company's information and operations strategy (IOS). The company cannot assure investors that its initiatives to manage future increases in medical and pharmacy cost trends to improve the medical loss ratio will be effective.

Commission expense increased by $1.0 million, or 13.1 percent, in the first quarter of 2000 as compared to the first quarter of 1999 primarily due to an increase in overall premium. The commission expense ratio remained unchanged at 4.0 percent for the first quarters of 2000 and 1999.

General and administrative expenses, excluding depreciation and amortization, increased $2.9 million, or 8.0 percent in the first quarter of 2000 as compared to the first quarter of 1999. This increase is partially attributable to HealthLink's geographic and member expansion efforts which resulted in an increase of $1.7 million in general and administrative expenses in the first quarter of 2000 as compared to the first quarter of 1999. The company's general and administrative expense ratio, excluding depreciation and amortization, decreased to 17.7 percent in the first quarter of 2000 as compared to 18.3 percent in the first quarter of 1999. Depreciation and amortization expenses increased slightly from $4.2 million in the first quarter of 1999 to $4.3 million in the first quarter of 2000.

Operating income

Operating income increased by $5.2 million in the first quarter of 2000 in comparison to the first quarter of 1999.

Net investment income

Net investment income includes investment income in the form of interest and dividend income and net realized gains or losses from the sale of portfolio securities. Net investment income of $3.4 million in the first quarter of 2000 represents a $0.1 million decrease over the first quarter of 1999.

Provision for income taxes

The company's effective income tax provision rates were 39.7 percent and 36.1 percent for the first quarters of 2000 and 1999, respectively. The company's effective income tax rates for 2000 and 1999 were affected by state income taxes and non-deductible goodwill amortization, among other things. The 1999 provision was more favorably impacted by a change in 1998 to the company's filing status for the State of Missouri as compared to the 2000 provision.

Net income

The company's net income of $7.5 million for the first quarter of 2000 represents an increase of $2.8 million compared to $4.7 million for the first quarter of 1999, as a result of the factors noted above. Basic and diluted earnings per share for the first quarter of 2000 were $0.40 and $0.39, respectively, compared to basic and diluted earnings per share of $0.25 and $0.25, respectively, for the first quarter of 1999.

Liquidity and capital resources

RightCHOICE's working capital as of March 31, 2000 was $82.7 million, an increase of $9.7 million from December 31, 1999. A majority of the increase is attributable to the net income of $7.5 million in the first quarter of 2000. Depreciation and amortization expenses related to noncurrent assets were $4.3 million. The company's unrealized net depreciation of investments available for sale decreased (improved) by $0.4 million in the first quarter of 2000. In addition, RightCHOICE repaid $2.0 million of the debt from its reducing revolving credit facility as well as $1.2 million of debt related to capital leases. The company capitalized $2.2 million of costs for property and equipment purchases, $1.1 million of which relates to capitalized information and operations strategy
(IOS) development costs. In the first quarter of 2000, the company incurred expenditures of $1.3 million on its IOS project, of which $1.1 million were capitalized. During the remainder of the year 2000, the company anticipates that it will expend approximately $7 million to $8 million on its IOS project of which approximately $5 million to $6 million will be capitalized.

Net cash provided by operations totaled $2.3 million for the first quarter ended March 31, 2000 as compared to net cash used in operations of $4.5 million for the first quarter ended March 31, 1999. The company's net income was $7.5 million, which included $4.3 million of depreciation and amortization expenses, and $0.3 million related to the net reduction in the MCHCP contract loss reserve. In addition, receivables from members, accounts payable and accrued expenses, medical claims payable, and net intercompany payables were effected by the timing of operating cash payments and receipts, intercompany tax settlements, as well as changes in membership and utilization and claims payment trends. Receivables from members increased by $11.1 million in part due to an increase of $5.1 million related to HealthLink receivables, increased sales activity and rate increases related to the company's underwritten products, and other timing factors. Accounts payable and accrued expenses decreased by $3.6 million due in large part to annual broker bonuses that are paid in the first quarter of each year as well as payments made to company employees pursuant to the company's annual incentive programs. Medical claims payable decreased by $4.9 million, due in part to the company's efforts to reduce its claims inventory. The company's continued efforts to further reduce claims inventory during 2000 could reduce the level of operating cash flows in future quarters of 2000. Net intercompany payables increased by $7.7 million due to intercompany tax settlements and the timing of operating cash receipts and payments, among other things.

On August 29, 1997, RightCHOICE reported the commencement of the litigation with the MCHCP and estimated losses (giving effect to all possible renewal terms of the MCHCP contract without requested rate increases) in the range of $30 million to $40 million. In the third quarter of 1997, the company took a pre-tax charge of $29.5 million, which was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. RightCHOICE was advised by the Missouri Department of Insurance in March 1998 that the entire amount of the reserve for the MCHCP contract recorded by RightCHOICE for projected losses under the contract through the year 2000 must, for statutory accounting purposes, be recorded by RightCHOICE's subsidiary BlueCHOICE on its statutory filings with the Missouri Department of Insurance. With the prior regulatory approval of the Missouri Department of Insurance, BlueCHOICE issued surplus notes to RightCHOICE in the amount of $29 million to ensure the statutory solvency of BlueCHOICE. On August 6, 1999, the MCHCP executed an amendment to the contract providing a rate increase that is anticipated to be approximately 21 percent for public entities, modified rate factors for state employees, and modification of the pharmacy benefit, effective January 1, 2000, for the 2000 contract year. In March 2000, MCHCP notified the company that a risk adjustment factor applied to the premiums MCHCP pays insurance carriers will result in a reduction of that increase to approximately 12 percent. Although the company is contesting this MCHCP action, it increased its loss reserve at March 31, 2000, by $1.5 million. This charge is reflected in the health care services expense of the Consolidated Statement of Income in Item 1, Financial Statements. While management of the company believes the current provision for losses is adequate, if the actual public entity membership in the MCHCP grows at a rate in excess of the rate used in the actuarial estimates, or if the projected limited rate increases and medical cost trends should differ materially from those assumed in the actuarial estimates, then the amount of the reserve recorded to date could be insufficient to cover all future losses which may be associated with the MCHCP contract, and such losses could have a material adverse effect on RightCHOICE. RightCHOICE's participation in the MCHCP program is currently scheduled to terminate on December 31, 2000.

In the first quarter of 1999, RightCHOICE received regulatory approval of a reinsurance arrangement between its subsidiaries, Healthy Alliance Life Insurance Company and BlueCHOICE. Under this arrangement, Healthy Alliance Life Insurance Company will reinsure the MCHCP losses that exceed certain thresholds over the remaining term of the current MCHCP contract. RightCHOICE anticipates that this arrangement will assist in mitigating the risk that additional surplus notes or other funding will need to be provided to BlueCHOICE.

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

As a result of those planning and implementation efforts, the company experienced no significant problems relating to the Year 2000 transition. The company will continue to monitor its systems for continued processing. In addition, as of May 1, 2000, RightCHOICE was not aware of significant Year 2000 problems encountered by its critical vendors, suppliers and providers or in RightCHOICE's use of their services.

The total cost associated with modifications required to become Year 2000 ready was approximately $13.0 million with $0.1 million expensed in the first quarter of 2000. RightCHOICE expensed all costs associated with these changes as they were incurred. These costs were funded internally through operating cash flows or investment sales and represented less than 10 percent of RightCHOICE's information technology budget over the life of the Year 2000 program.

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

Recently issued accounting standards

See the description under the same caption in Note 3 of the Notes to Consolidated Financial Statements of Item I, which is incorporated herein by reference.

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

As described under Note 2 "Contingencies" of Part I, Item 1, Financial Statements, RightCHOICE, Blue Cross and Blue Shield of Missouri, the Missouri Attorney General and the Missouri Department of Insurance have reached an agreement to settle litigation related to the operation of RightCHOICE as a for-profit subsidiary of Blue Cross and Blue Shield of Missouri since RightCHOICE was organized in 1994. RightCHOICE will be reorganized as part of the settlement.
If the reorganization is not completed by December 31, 2000, and the deadline is not extended and the litigation is not otherwise settled, judgments previously entered against Blue Cross and Blue Shield of Missouri may be enforced by the Missouri Attorney General and the Missouri Department of Insurance. These judgments are now final, without right of further appeal. If successful, these enforcement actions could lead to the dissolution of Blue Cross and Blue Shield of Missouri, which could materially adversely affect RightCHOICE.

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

As part of the amended and restated settlement agreement signed January 6, 2000, and described in Note 2 "Contingencies" of Part I,
Item 1, Financial Statements, the Missouri Attorney General and the Missouri Department of Insurance dismissed the remaining claims pending in this litigation and agreed to take no further action to enforce the claims that were raised in this litigation so long as the settlement agreement remains in effect and the parties are proceeding, using their best efforts, to close the reorganization.

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

In this litigation, a class of present and past subscribers of Blue Cross and Blue Shield of Missouri, RightCHOICE, and their affiliates has been certified for purposes of declaratory relief. The representative of the class is Anthony Sarkis. On behalf of himself and the class, Mr. Sarkis seeks a declaration that Blue Cross and Blue Shield of Missouri is a mutual benefit non-profit corporation -- that is, that Blue Cross and Blue Shield of Missouri holds its assets for the benefit of a limited class of persons who were subscribers of Blue Cross and Blue Shield of Missouri and RightCHOICE rather than for the benefit of the public as a whole. Mr. Sarkis also seeks a declaration that it is unlawful for Blue Cross and Blue Shield of Missouri to transfer its assets to a "charitable trust." For a description of this litigation, see
Note 2 "Contingencies" of Part I, Item 1, Financial Statements under the heading "Litigation relating to corporate status of Blue Cross and Blue Shield of Missouri." Anthony Sarkis was also a party to the lawsuit discussed in Note 2 "Contingencies" of Part I, Item 1, Financial Statements under the heading "Subscriber class action litigation".

While Blue Cross and Blue Shield of Missouri contests these claims, the circuit court of Cole County could award Mr. Sarkis and the subscriber class the relief they seek. Blue Cross and Blue Shield of Missouri believes that it may engage in the reorganization regardless of whether it is a public benefit corporation or a mutual benefit corporation. The circuit court of Cole County might conclude otherwise and hold that it is unlawful for Blue Cross and Blue Shield of Missouri to engage in the reorganization. If such a judgment is entered before completion of the reorganization, the reorganization might not be completed. If a judgment is entered after the reorganization is completed, the company resulting from the reorganization, referred to herein as New RightCHOICE, could be obligated to pay substantial money damages. It is also possible, although RightCHOICE believes unlikely, that a court could order that the reorganization be rescinded. If an order like that was entered, it would have a material adverse effect on New RightCHOICE.

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

RightCHOICE's Blue Cross and Blue Shield license agreements could terminate upon the occurrence of events specified in the license agreements. Termination of RightCHOICE's licenses would have a material adverse effect on its business. Under controlled affiliate license agreements with the Blue Cross and Blue Shield Association, RightCHOICE has the right to use the Blue Cross and Blue Shield names and service marks in the managed health care business in 85 of the 115 counties in Missouri that comprise the service area of Blue Cross and Blue Shield of Missouri as the primary licensee.

RightCHOICE's license agreements could be terminated if financial and service performance requirements of the Blue Cross and Blue Shield Association are not satisfied or if other events described in the license agreements occur. A judgment adverse to RightCHOICE or Blue Cross and Blue Shield of Missouri as described above in the risk factors captioned "RightCHOICE is subject to litigation risks if the reorganization is not completed because judgments previously entered against Blue Cross and Blue Shield of Missouri are no longer subject to appeal and may be enforced" and "The reorganization will not settle all litigation relating to the corporate status of Blue Cross and Blue Shield of Missouri" also could result in the loss of RightCHOICE's license agreements.

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

RightCHOICE and its subsidiaries use a large portion of their revenue to pay the costs of health care services and supplies delivered to their members. As a result, RightCHOICE's financial condition or results of operations could be adversely affected because of rising costs and other changes in the delivery of health care services. These changes could include:

     --higher-than-expected utilization of services,
     --an increase in the number of high-cost cases, --changes in the population or demographic characteristics of members served,
     --inflation,
     --periodic renegotiation of hospital, physician and other provider contracts,
     --continued consolidation of physician, hospital and other provider groups,
     --the aging of the population,
     --advances in medical technology and pharmaceuticals, --government-imposed limitations on Medicare reimbursement, and --other regulatory changes.

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

Changes in state and federal laws or regulations could adversely impact RightCHOICE's revenues and profitability. Legislative or regulatory changes that could materially affect RightCHOICE and its subsidiaries include:

     --adoption of federal or state legislation that holds insurance companies, health maintenance organizations or managed care companies liable for medical malpractice,
     --limitations on premium levels,
     --increases in minimum capital, reserves, and other financial viability requirements,
     --prohibition or limitation of provider financial incentives and provider risk-sharing arrangements,
     --new benefit mandates, and
     --limitations on the ability to manage care and utilization due to "any willing provider" and direct access laws that limit or eliminate product features that encourage members to seek services from contracted providers or through referral by a primary care provider.

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

RightCHOICE and its subsidiaries are also subject to various governmental reviews, audits and investigations. Any adverse investigation, audit results or sanctions could result in:

     --damage to the reputation of RightCHOICE and its subsidiaries in various markets,
     --increased difficulty in selling their products and services, --the loss of a RightCHOICE subsidiary's license to act as an insurer or health maintenance organization or to otherwise provide a service,
     --loss of the right to participate in various federal programs, including the Medicare Supplement and Medicare Risk program, or --the imposition of fines, penalties and other sanctions.

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

A reduction in the number of subscribers to RightCHOICE's health care programs could adversely affect RightCHOICE's financial position, results of operations and cash flows. Factors that could contribute to the loss of membership include:

     --failure to obtain new customers or retain existing customers, --premium increases and benefit changes,
     --RightCHOICE's exit from markets,
     --reductions in work force by existing customers, or --negative publicity and news coverage.

RightCHOICE is dependent upon key members of management.

RightCHOICE's success is dependent, to a significant extent, on key management members. Competition for highly skilled people with extensive experience in the health care industry is intense. RightCHOICE believes that its key management members have significant experience and competence in the managed care industry that would be difficult to replace. All of RightCHOICE's key management members may voluntarily terminate their employment with RightCHOICE at any time. The loss of current key management may result in a material adverse effect on RightCHOICE's results of operations, financial condition or business.

RightCHOICE needs to retain qualified employees.

RightCHOICE needs to retain qualified employees to meet its future needs. In addition, RightCHOICE faces intense competition for qualified employees, particularly during the present economic environment of low unemployment. The unemployment rate in Missouri is among the lowest in the nation at about 3.1 percent. RightCHOICE may not be able to attract and retain employees. Competition among potential employers may result in increased salaries or an inability to retain existing employees or attract additional employees. While RightCHOICE believes its current employee relations are good, competitive factors still could cause RightCHOICE to lose employees or have to pay more to retain them.

The health care industry is subject to negative publicity, which can adversely affect RightCHOICE's profitability.

The health care industry is subject to negative publicity. Negative publicity may result in increased regulation and legislative review of industry practices which may further increase RightCHOICE's costs of doing business and adversely affect its profitability by:

     --adversely affecting RightCHOICE's ability to market its products or services,
     --requiring RightCHOICE to change its products and services, or --increasing the regulatory burdens under which RightCHOICE and its subsidiaries operate.

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

Due to the nature of their business, RightCHOICE and its subsidiaries are subject to a variety of legal actions relating to their business operations including claims relating to:

     --the denial of health care benefits,
     --claims of vicarious liability for providers' actions or medical malpractice claims,
     --provider disputes over compensation and termination of provider contracts,
     --disputes related to self-funded business, including actions alleging breach of fiduciary duties, claim administration errors and the failure to disclose network rate discounts and other fee and rebate arrangements,
     --disputes over copayment calculations, and
     --claims relating to customer audits and contract performance.

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

RightCHOICE and its subsidiaries may, in the ordinary course of their business, be parties to a variety of legal actions such as:

     --employment and employment discrimination-related suits,
     --employee benefits claims,
     --breach of contract actions,
     --tort claims,
     --anti-competitive claims, and
     --shareholder suits, including those related to securities matters, and intellectual property litigation.

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

RightCHOICE's credit agreement contains restrictions on RightCHOICE and its subsidiaries. RightCHOICE may not be able to achieve and maintain compliance with the requirements of its credit agreement. If that occurs, RightCHOICE's operations, financial condition or business may be adversely impacted. The restrictions in the credit agreement include:

     --restrictions on additional indebtedness and liens, --restrictions on payment of cash dividends or purchases of stock, --restrictions on acquisitions, dispositions and mergers, --limitations on indebtedness of RightCHOICE's subsidiaries, --maintaining net worth and financial ratios, and --maintaining the licenses to use the Blue Cross and Blue Shield names and service marks.

Future losses related to the Missouri Consolidated Health Care Plan could adversely affect RightCHOICE.

In 1997, BlueCHOICE, a subsidiary of RightCHOICE, recorded a $29.5 million pre-tax charge related to a health maintenance organization contract with the Missouri Consolidated Health Care Plan. The Missouri Consolidated Health Care Plan is a Missouri public agency that purchases health care coverage for employees of the State of Missouri and selected public entities. It is currently the largest customer group served by BlueCHOICE. Continued losses related to the Missouri Consolidated Health Care Plan could adversely affect RightCHOICE. BlueCHOICE is contractually bound to serve the Missouri Consolidated Health Care Plan members through the year 2000 at rates originally contracted for in 1995. RightCHOICE's 1999 year-end financial report noted that a rate increase of approximately 21 percent would be effective for the contract year beginning January
1, 2000. In March 2000, MCHCP notified RightCHOICE that a risk adjustment factor applied to the premiums MCHCP pays insurance carriers will result in a reduction of that increase to approximately 12 percent. Although RightCHOICE is contesting this MCHCP action, it increased its loss reserve at March 31, 2000, by $1.5 million.

The pre-tax charge and additional reserves were based upon actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000. Management of RightCHOICE reviews the adequacy of this reserve on an ongoing basis. If the actual number of BlueCHOICE's members participating through the Missouri Consolidated Health Care Plan or medical cost trends differ materially from those assumed in RightCHOICE's actuarial estimates, the amount of the reserve recorded to date could be insufficient to cover all future losses that may be associated with the Missouri Consolidated Health Care Plan contract. As a result, these losses could have an adverse effect on RightCHOICE.

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

Additional risks and uncertainties that may affect the future results of operations, financial condition or business of RightCHOICE include, but are not limited to:

     --demand for, and market acceptance of, RightCHOICE's products and services,
     --the effect of economic and industry conditions on prices for RightCHOICE's and its subsidiaries' products and services and their cost structure,
     --the ability to develop and deliver new products and services and adapt existing products and services to meet customer needs and expectations,
     --the ability to keep pace with technological change in order to provide better service and remain competitive, --the ability to attract and retain capital for growth and operations on competitive terms, and
     --changes in accounting policies and practices.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the company's annual report on Form 10-K for the year ended December 31, 1999.


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

             None.

ITEM 3.     Defaults Upon Senior Securities

             None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

             None.

ITEM 5.     Other Information

Shareholder Proposals for 2000 Annual Meeting

The company has changed its previously announced anticipated date of the RightCHOICE 2000 Annual Meeting of Shareholders from May 9, 2000 to July 11, 2000. As a result, any shareholder proposal to be included in RightCHOICE's proxy statement for RightCHOICE's 2000 Annual Meeting of Shareholders must now be received by RightCHOICE at its principal executive offices no later than May 26, 2000. Such proposal must comply with the rules of the Securities and Exchange Commission in order to be included in the proxy statement. In accordance with its bylaws, RightCHOICE must also receive at its principal executive offices no later than May 26, 2000 notice of any shareholder proposal not to be included in the proxy statement but to be brought before the Annual Meeting of Shareholders.

ITEM 6.     Exhibits and Reports on Form 8-K

     a)     Exhibits

Exhibit
Number      Exhibit

The following exhibits are submitted herewith:

3.1.2       Articles of Incorporation of the Registrant, as amended.

10.1 2000 Alliance Blue Cross Blue Shield / Blue Cross Blue Shield of Missouri Incentive Plan between the Registrant and John O'Rourke.#,**

10.2 2000 Alliance Blue Cross Blue Shield Incentive Plan between the Registrant and Sandra Van Trease.#,**

10.3 2000 Alliance Blue Cross Blue Shield Incentive Plan between the Registrant and Angela Braly.#,**

10.4 2000 Alliance Blue Cross Blue Shield Incentive Plan between the Registrant and Mike Fulk.#,**

10.5 2000 Alliance Blue Cross Blue Shield Incentive Plan between the Registrant and Herbert Schneiderman.#,**

27          Financial Data Schedule (Electronic Filing Only).

#Portion omitted pursuant to request for confidential treatment.

**Documents identified herein constitute all management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Item 6(a) of this Form.

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



                               RIGHTCHOICE MANAGED CARE, INC.
                               Registrant


Date: May 12, 2000                    By:  /s/  Sandra  Van Trease
                                      Sandra Van Trease
                                      Chief Financial Officer,
                                      Senior Executive Vice President and
                                      Chief Operating Officer

Date: May 12, 2000                    By:  /s/  Angela  F. Braly
                                      Angela F. Braly
                                      Executive Vice President,
                                      General Counsel and
                                      Corporate Secretary