Form 10-Q
period 2000-06-30
RIGHTCHOICE MANAGED CARE INC
filed 2000-08-14
CIK 921766

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2000

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

             Title of each class    Outstanding at July 31, 2000

     Class A common stock, $0.01 par value   3,710,866 shares
     Class B common stock, $0.01 par value  14,962,500 shares

                   RIGHTCHOICE MANAGED CARE, INC.
                    Second Quarter 2000 Form 10-Q
                          Table of Contents

PART  I.      FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 2000
              and December 31, 1999                                          3

           Consolidated Statements of Income for the three and six
              months ended June 30, 2000 and 1999                            4

           Consolidated Statements of Changes in Shareholders'
              Equity for the three and six months ended
              June 30, 2000 and 1999                                         5

           Consolidated Statements of Cash Flows for the six months
              ended June 30, 2000 and 1999                                   6

           Notes to Consolidated Financial Statements                        7

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     21

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks   38

PART II.      OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                             38

     ITEM 2.  Changes in Securities and Use of Proceeds                     38

     ITEM 3.  Defaults Upon Senior Securities                               38

     ITEM 4.  Submission of Matters to a Vote of Security Holders           38

     ITEM 5.  Other Information                                             38

     ITEM 6.  Exhibits and Reports on Form 8-K                              38

SIGNATURES                                                                  40

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

                   RIGHTCHOICE MANAGED CARE, INC.
                     CONSOLIDATED BALANCE SHEETS
          (in thousands, except shares and per share data)

               ASSETS                  June 30, 2000     December 31, 1999
                                        (unaudited)
Current assets:
  Cash and cash equivalents                $43,147            $44,400
  Investments available for sale           215,002            201,926
  Receivables from members                  86,912             78,947
  Receivables from related parties          17,403             28,764
  Deferred income taxes                      8,622              8,629
  Other assets                              18,781             17,981
     Total current assets                  389,867            380,647
Property and equipment, net                 50,528             55,470
Deferred income taxes                       10,300              9,791
Investments in affiliates                    5,872              5,905
Goodwill and intangible assets, net         67,320             71,400
     Total assets                         $523,887           $523,213


   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Medical claims payable                  $116,246           $124,428
  Unearned premiums                         66,422             62,824
  Accounts payable and accrued expenses     60,604             59,476
  Current portion of long-term debt          8,000              8,000
  Payables to related parties               22,390             27,009
  Reserve for loss contract                  4,629              7,259
  Obligations for employee benefits          1,608              1,577
  Income taxes payable                      13,428             12,965
  Obligations under capital leases           3,284              4,071
     Total current liabilities             296,611            307,609
Long-term debt                              22,063             26,063
Obligations for employee benefits           27,338             26,819
Obligations under capital leases             4,206              5,179
     Total liabilities                     350,218            365,670

Shareholders' equity:
  Preferred stock, $0.01 par,
      25,000,000 shares authorized,
      no shares issued and outstanding
  Common stock:
     Class A, $0.01 par,
     125,000,000,shares authorized,
     3,737,500 shares issued,
     3,710,866 and 3,710,653
     shares outstanding,
     respectively                               37                 37
     Class B, convertible, $0.01
     par, 100,000,000 shares
     authorized, 14,962,500 shares
     issued and outstanding                    150                150
  Additional paid-in capital               132,634            132,634
  Retained earnings                         45,495             29,529
  Treasury stock, 26,634 and 26,847
     class A shares,
     respectively, at cost                    (377)              (380)
  Accumulated other comprehensive loss      (4,270)            (4,427)
     Total shareholders' equity            173,669            157,543
     Total liabilities and
     shareholders' equity                 $523,887           $523,213

    See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (in thousands, except shares and per share data)

                                                          Three months                             Six months
                                                              ended                                   ended
                                                             June 30,                                June 30,

                                                     2000                1999              2000                  1999
Revenues:
  Premium                                         $205,471            $178,274           $404,210             $357,492
  Fees and other income                             24,473              20,937             48,376               41,732
             Total revenues                        229,944             199,211            452,586              399,224

Operating expenses:
  Health care services                             168,342             147,237            328,411              293,985
  Commissions                                        8,883               7,458             17,828               15,367
  General and administrative (excludes
  depreciation and amortization and
  excludes net intercompany charges of
  $3,501, $3,214, $6,766 and $6,254,
  respectively, allocated to
  Blue Cross and Blue Shield of Missouri)           38,524              35,780             77,991               72,340
  Depreciation and amortization                      4,459               4,189              8,792                8,383
             Total operating expenses              220,208             194,664            433,022              390,075
Operating income                                     9,736               4,547             19,564                9,149


Investment income:
  Interest and dividends                             3,680               3,504              6,904                6,711
  Realized gains (losses), net                         926                (717)             1,065                 (449)
             Total investment income, net            4,606               2,787              7,969                6,262

Other:
  Interest expense                                  (1,065)               (941)            (1,978)              (2,009)
  Other income, net                                    856                 248                948                  556
             Total other, net                         (209)               (693)            (1,030)              (1,453)

Income before provision for income taxes            14,133               6,641             26,503               13,958
Provision for income taxes                           5,629               2,734             10,537                5,374
Net income                                          $8,504              $3,907            $15,966                8,584


Weighted average common shares outstanding      18,673,000          18,673,000         18,673,000           18,673,000

Basic earnings per share                             $0.46               $0.21              $0.86                $0.46
Diluted earnings per share                           $0.45               $0.21              $0.84                $0.46

          See accompanying Notes to Consolidated Financial Statements.

                                                 RIGHTCHOICE MANAGED CARE, INC.
                                              CONSOLIDATED STATEMENTS OF CHANGES
                                             IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                                (in thousands, except shares)
                                                                                                         Accumulated
                                                          Additional                                        Other
                                     Common Stock           Paid In       Retained       Treasury        Comprehensive
                                  Class A     Class B       Capital       Earnings         Stock             Income          Total
Balance at December 31, 1998         $37         $150       $132,635       $12,313         $(383)            $1,122        $145,874

Comprehensive income:
  Net income                                                                 4,677                                            4,677

  Change in unrealized
  appreciation on
  available-for-sale
  securities, net of income
  tax benefit of $1,068                                                                                      (1,890)         (1,890)
Comprehensive income                                                                                                          2,787

Balance at March 31, 1999             37          150        132,635        16,990          (383)              (768)        148,661

Comprehensive Income:
  Net income                                                                 3,907                                            3,907

  Change in unrealized
  depreciation on
  available-for-sale
  securities, net of income
  tax benefit of $1,120                                                                                      (1,982)         (1,982)
Comprehensive income                                                                                                          1,925

Balance at June 30, 1999              37          150        132,635        20,897          (383)            (2,750)        150,586

Comprehensive income:
  Net income                                                                 8,632                                            8,632

  Change in unrealized
  depreciation on
  available-for-sale
  securities, net of income
  tax benefit of $1,010                                                                                      (1,752)         (1,752)

  Minimum pension liability
  adjustment, net of income
  tax provision of $40                                                                                           75              75
Comprehensive income                                                                                                          6,955

227 shares issued under
the company's stock
option plan                                                       (1)                          3                                  2

Balance at December 31, 1999          37          150        132,634        29,529          (380)            (4,427)        157,543

Comprehensive income:
  Net income                                                                 7,462                                            7,462

  Change in unrealized
  depreciation on
  available-for-sale
  securities, net of income
  tax expense of $237                                                                                           368             368
Comprehensive income                                                                                                          7,830

213 shares issued pursuant
to the company's deferred
compensation program for
directors                                                                                      3                                  3

Balance at March 31, 2000             37          150        132,634        36,991          (377)            (4,059)        165,376

Comprehensive income:
  Net income                                                                 8,504                                            8,504

  Change in unrealized
  depreciation on
  available-for-sale
  securities, net of income
  tax benefit of $107                                                                                          (211)           (211)
Comprehensive income                                                                                                          8,293

Balance at June 30, 2000             $37         $150       $132,634       $45,495         $(377)           $(4,270)       $173,669

    See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (in thousands)
                                                                                              For the six months ended
                                                                                                       June 30,
                                                                                              2000                1999
Cash flows from operating activities:
   Net income                                                                                $15,966             $8,584
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Benefit for deferred income taxes                                                         (631)              (771)
      Depreciation and amortization                                                            8,792              8,383
      Distributions net of undistributed earnings from an unconsolidated affiliate                33                142
      (Gain) loss on sale of investments                                                      (1,065)               449
      Amortization of premiums and accretion of discounts, net                                    81                291
      Gain on sale of property and equipment                                                    (655)              (231)
   (Increase) decrease in certain assets:
      Receivables from members                                                                (7,965)            (6,277)
      Receivables from related parties                                                        11,361             (2,875)
      Other assets                                                                             1,859                848
   (Decrease) increase in certain liabilities:
      Medical claims payable                                                                  (8,182)            (2,698)
      Unearned premiums                                                                        3,598                437
      Accounts payable and accrued expenses                                                    1,128             (2,161)
      Payables to related parties                                                             (4,619)            (2,226)
      Reserve for loss contract                                                               (2,630)            (4,526)
      Obligations for employee benefits                                                          550              1,141
      Income taxes payable                                                                       463                584
Net cash provided by (used in) operating activities                                           18,084               (906)
Cash flows from investing activities:
   Proceeds from matured investments:
      Fixed maturities                                                                         4,635              3,400
   Proceeds from investments sold:
     Fixed maturities                                                                         23,189            120,910
     Equity securities                                                                        21,303                521
     Other                                                                                       513                  8
   Investments purchased:
     Fixed maturities                                                                        (35,201)          (111,985)
     Equity securities                                                                       (26,046)            (5,000)
     Other                                                                                      (230)              (231)
   Proceeds from property and equipment sold                                                   3,598                 11
   Property and equipment purchased                                                           (4,517)            (3,154)
Net cash (used in) provided by investing activities                                          (12,756)             4,480
Cash flows from financing activities:
   Issuance of class A treasury stock                                                              3
   Payments of long-term debt                                                                 (4,000)            (5,000)
   Payments of capital lease obligations                                                      (2,584)            (2,135)
Net cash used in financing activities                                                         (6,581)            (7,135)
Net decrease in cash and cash equivalents                                                     (1,253)            (3,561)
Cash and cash equivalents at beginning of period                                              44,400             39,409
Cash and cash equivalents at end of period                                                    43,147            $35,848

Supplemental Disclosure of Cash Information:
   Interest paid                                                                              $1,970             $2,000
   Income taxes paid, net                                                                     10,706              5,560
Supplemental Schedule of Noncash investing and Financing Activities:
   Equipment acquired through capital leases                                                    $824             $4,116
   Disposal of equipment under capital leases                                                                     2,223

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

The amended settlement agreement included a number of significant conditions and contingencies described further herein. Among those conditions were approval by an appropriate court and a judicial determination by the Circuit Court that the reorganization contemplated by the amended settlement agreement was lawful as to the subscribers of Blue Cross and Blue Shield of Missouri, RightCHOICE, and their affiliates. In the Amended and Restated Settlement Agreement that the parties signed on January 6, 2000, the parties removed the court approval and determination of lawfulness contingencies from their settlement agreement. That action was the result of the following events.

On October 29, 1999, the Circuit Court entered an order disapproving the amended settlement agreements. Blue Cross and Blue Shield of Missouri, together with the Missouri Attorney General and the DOI, filed a notice of appeal from that order to the Missouri Court of Appeals for the Western District, and asked for immediate transfer of that appeal to the Missouri Supreme Court. Blue Cross and Blue Shield of Missouri and the Missouri Attorney General also notified the Missouri Supreme Court of the Circuit Court's disapproval of the amended settlement agreement, and asked the Missouri Supreme Court to (1) deem the Circuit Court's order final for purposes of appeal,
(2) conduct its own review of the settlement agreement, and (3) enter a stay prohibiting Judge Brown and the Special Master from further proceedings, including consideration of alternatives, pending the appeal.

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

On January 6, 2000, the Amended and Restated Settlement Agreement was signed, thereby removing the conditions requiring court approval and a determination of lawfulness of the proposed reorganization.
On January 6, 2000, the parties filed a joint stipulation of dismissal in the Circuit Court, dismissing all pending claims in that court in the principal litigation between the parties. On February 8, 2000, the parties moved for dismissal of the appeal pending in the Supreme Court of Missouri. The Supreme Court granted that motion and dismissed the appeals on February 9, 2000.

The litigation underlying the settlement is described below.  See
"Litigation relating to the 1994 Reorganization and Public
Offering."

RightCHOICE continues to work toward completing the proposed settlement. The parties to the settlement have agreed to use their best efforts to consummate the settlement and the related reorganization by December 31, 2000. Progress that the parties have made toward implementation of the settlement and the related reorganization include the following:

* The Blue Cross and Blue Shield Association has fully restored the licenses to use the Blue Cross and Blue Shield names and service marks and has preliminarily approved the reorganization.
* New RightCHOICE, which will be the resulting company in the reorganization, has been incorporated.
* The Missouri Department of Insurance has issued preliminary approval for the reorganization.
* Preliminary filings relating to the reorganization have been made with the SEC.
* Blue Cross and Blue Shield of Missouri has requested that the IRS issue a private letter tax ruling to the effect that various aspects of the reorganization will be tax-free. The company's special tax advisor, PricewaterhouseCoopers LLP, has issued a tax opinion relating to the tax-free nature of the reorganization.
* The Missouri Foundation for Health has been incorporated and has received a determination from the IRS that it is a tax-exempt organization. A nominating committee has been formed to select a board of directors for the Foundation.
* The company's lenders under its credit facility have consented to the reorganization.

A number of significant conditions must be satisfied before the settlement is completed, including finalizing the preliminary filings made with the SEC and receipt of approval of the reorganization from the company's shareholders at a special shareholders' meeting that currently is expected to be held before the end of the year. The parties have sought a private letter ruling from the IRS and final approval of the reorganization from both the Blue Cross and Blue Shield Association and the Missouri Department of Insurance. The reorganization is also conditioned upon the receipt of legal opinions from counsel to the various parties. In addition, there remains pending a case regarding the status of Blue Cross and Blue Shield of Missouri that could affect the closing of the reorganization. The case relates to whether Blue Cross and Blue Shield of Missouri is a public benefit or a mutual benefit company (as described below under "Litigation relating to corporate status of Blue Cross and Blue Shield of Missouri." The issue is currently before the Circuit Court.

Terms of the Proposed Settlement Agreement

The principal terms of the Amended and Restated Settlement Agreement include the following:

* Blue Cross and Blue Shield of Missouri would, through a series of transactions, (i) transfer its insurance-related assets, contracts and agreements and related liabilities to a wholly owned subsidiary of RightCHOICE; (ii) convert to a for-profit corporation; (iii) reincorporate in Delaware; and (iv) merge with RightCHOICE. Approximately 20% of the outstanding common stock of the resulting entity (referred to as New RightCHOICE) would be owned by RightCHOICE's current public shareholders and approximately 80% of the outstanding shares of New RightCHOICE would be owned by a charitable independent health care foundation (which equals the current aggregate ownership interests of the public shareholders and Blue Cross and Blue Shield of Missouri, respectively, in the equity of RightCHOICE).

* Blue Cross and Blue Shield of Missouri would pay approximately
  $12.78 million to the Missouri Foundation For Health (in addition to $175,000 paid by New RightCHOICE).

* The Missouri Foundation For Health would be required to liquidate its shares of New RightCHOICE stock over a prescribed period of time not to exceed seven years under a divestiture plan. The Foundation would be required to reduce its ownership of New RightCHOICE stock to less than 50% of the total outstanding stock of New RightCHOICE within three years of the closing of the reorganization, subject to possible extension, and to less than 20% of the total outstanding stock of New RightCHOICE within five years of the closing of the reorganization, subject to possible extension. The proceeds would be used for health care purposes. All but up to 5% of the shares of New RightCHOICE stock owned by the Foundation would be subject to a voting trust that would, with certain exceptions, effectively vest voting control of such shares of New RightCHOICE stock owned by the Foundation in the board of directors of New RightCHOICE on all matters except that the Foundation would have the right to vote as it deems appropriate on a change of control transaction involving New RightCHOICE.

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

On November 19, 1998, the Blue Cross and Blue Shield license agreements were reinstated with addenda that provided, among other things, that the licenses would terminate on the date of the next scheduled meeting of the BCBSA Board of Directors, then March 11, 1999, unless extended by the Board of Directors of the BCBSA. On March 11, June 17, September 17, and November 19, 1999, the BCBSA Board of Directors extended the licenses until the next scheduled meeting. On March 9, 2000, the BCBSA Board of Directors unanimously voted to fully reinstate the licenses so that extension on a "board to board" basis would no longer be required. See "Status of Blue Cross and Blue Shield licenses" below.

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

On January 6, 2000, as a result of the Amended and Restated Settlement Agreement, the parties filed a joint notice of dismissal without prejudice of the pending claims in the lawsuit in the Circuit Court in which the Attorney General and the DOI contended that Blue Cross and Blue Shield of Missouri were in violation of the Missouri health services corporation law and non-profit corporation law. On February 8, 2000, Blue Cross and Blue Shield of Missouri, the Attorney General and DOI moved in the Missouri Supreme Court to dismiss their pending appeals in that litigation. Their motions were granted on February 9, 2000.

An effect of the dismissal of these appeals is to leave in place, without further right of appeal, the December 30, 1996 Orders, particularly the finding that Blue Cross and Blue Shield of Missouri violated the non-profit law through the continued operation of RightCHOICE. If the Settlement Agreement is not consummated, the Attorney General and DOI remain free to seek further relief in enforcement of those judgments, including seeking to terminate the Certificate of Authority of Blue Cross and Blue Shield of Missouri and seeking to dissolve Blue Cross and Blue Shield of Missouri under the Missouri non-profit corporation law.

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

On February 1, 2000, the Missouri Court of Appeals entered an Order affirming the judgment of dismissal entered in the St. Louis Circuit Court on November 4, 1998. Appellant did not file a motion for rehearing or an application for transfer of the appeal to the Missouri Supreme Court. As a result, the Sarkis Litigation is now over.

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

If Blue Cross and Blue Shield of Missouri is declared to be a mutual benefit type of nonprofit corporation that does not hold its assets for the benefit of the public generally, Blue Cross and Blue Shield of Missouri would be required to exercise its ownership interest in RightCHOICE consistent with the best interests of Blue Cross and Blue Shield of Missouri's subscribers, subject to any final rulings made in the litigation described elsewhere herein. If Blue Cross and Blue Shield of Missouri is declared to be a public benefit type of nonprofit corporation or if it is declared that Blue Cross and Blue Shield of Missouri holds assets for the benefit of the public generally, Blue Cross and Blue Shield of Missouri would be required to exercise its ownership interest in RightCHOICE consistent with the best interests of the public at large. The subscriber class in this action has requested a declaration that Blue Cross and Blue Shield of Missouri may not lawfully transfer its assets to a charitable trust. If a judgment is entered after the reorganization is completed, the company resulting from the reorganization, referred to herein as New RightCHOICE, could be obligated to pay substantial money damages. It is also possible, although RightCHOICE believes unlikely, that a court could order that the reorganization be rescinded. If an order like that were entered, it would have a material adverse effect on New RightCHOICE.

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

The licenses (which include the primary licenses granted to Blue Cross and Blue Shield of Missouri and the controlled affiliate licenses to RightCHOICE, HALIC and BlueCHOICE) give these companies the right to use the Blue Cross and Blue Shield names and service marks in connection with health insurance products marketed and sold in Blue Cross and Blue Shield of Missouri's licensed operating area (consisting of 85 counties in eastern and central Missouri). The licenses require Blue Cross and Blue Shield of Missouri, RightCHOICE, HALIC and BlueCHOICE to pay license fees to BCBSA for the use of the marks. The license fees have aggregated approximately $0.7 million to $0.8 million per year for 1997 through 1999. The company expects to continue to incur annual license fees of similar amounts; however, the amounts may vary from year to year based on the company's total revenue as compared to that of all Blue Cross and Blue Shield licensees as well as changes adopted by BCBSA to its overall formulas for computing the license fees.

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

Other contingencies

In addition to the matters described above, from time to time in the ordinary course of business, RightCHOICE and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims relating to the denial of health care benefits. In some cases, plaintiffs may seek substantial punitive damages. The loss of even one of these claims, if it resulted in a significant punitive damage award, could adversely affect RightCHOICE's financial condition or results of operations. The risk of potential liability under punitive damage theories also may make reasonable settlements of claims more difficult to obtain.

In addition, plaintiffs continue to bring new types of purported legal claims against managed care companies such as RightCHOICE. RightCHOICE cannot determine with any certainty the impact that these evolving theories of recovery may have on the managed care industry in general or on RightCHOICE or its subsidiaries in particular.

RightCHOICE anticipates that it will have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded.

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

4.  Provision for income taxes

The company's effective income tax provision rates of 39.8 percent and 41.2 percent for the second quarter of 2000 and 1999, respectively, and 39.8 percent and 38.5 percent for the first half of 2000 and 1999, respectively, presented in the Consolidated Statements of Income were affected by state income taxes and non-deductible goodwill amortization, among other things. The provision for the first half of 1999 was more favorably impacted by a change in 1998 to the company's filing status for the State of Missouri as compared to the provision for the first half of 2000. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon all the available evidence, management believes it is more likely than not that the company will realize its deferred tax assets and, accordingly, no valuation allowance has been provided against such assets as of June 30, 2000.

5.  Earnings per share

Basic earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the number of weighted average shares outstanding plus additional shares representing stock distributable under stock-based compensation plans using the treasury stock method. There were 258,790 and 54,368 dilutive potential common shares for the second quarter of 2000 and 1999, respectively and 243,895 and 57,183 dilutive potential common shares for the first half of 2000 and 1999, respectively.

6.  Comprehensive income

The components of other comprehensive income for the three and six month periods ended June 30, 2000 and 1999 are as follows:

                                                 Three                  Six
                                             months ended           months ended
                                                June 30,             June 30,
                                              2000    1999         2000    1999
                                             (in thousands)       (in thousands)

Unrealized holding gains (losses) arising
     during period, net of taxes             $392   $(2,442)     $850   $(4,165)
Less:  reclassification adjustment for
     (gains) losses included in
     net income, net of taxes                (603)      460      (693)      293
Net unrealized (losses) gains on
     securities                             $(211)  $(1,982)     $157   $(3,872)

The components of accumulated other comprehensive income on the Consolidated Balance Sheets include unrealized net depreciation of investments as well as a minimum pension liability adjustment. The unrealized net depreciation of investments was $3,975 and $4,132 at June 30, 2000 and December 31, 1999, respectively. The minimum pension liability increase was $295 and $295 at June 30, 2000 and December 31, 1999, respectively.

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

Three months ended June 30, 2000    Underwritten   Self-funded   Consolidated
Revenues                                $205,651      $24,293       $229,944
Operating income                           1,238        8,498          9,736
Depreciation and amortization expense      3,032        1,427          4,459
Identifiable assets                       52,711       34,201         86,912

Six months ended June 30, 2000      Underwritten   Self-funded   Consolidated
Revenues                                $404,390      $48,196       $452,586
Operating income                           3,102       16,462         19,564
Depreciation and amortization expense      5,968        2,824          8,792

Three months ended June 30, 1999    Underwritten   Self-funded   Consolidated
Revenues                                $178,722      $20,489       $199,211
Operating (loss) income                   (1,174)       5,721          4,547
Depreciation and amortization expense      2,855        1,334          4,189
Identifiable assets                       50,181       24,120         74,301

Six months ended June 30, 1999      Underwritten   Self-funded   Consolidated
Revenues                                $357,940      $41,284       $399,224
Operating (loss) income                   (3,359)      12,508          9,149
Depreciation and amortization expense      5,726        2,657          8,383


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

Results of operations


The following table contains revenue by product group for the three and six month periods ended June 30, 2000 and 1999 (unaudited):

                                Three months ended       Six months ended
                                      June 30,                June 30,

Product Group                     2000         1999        2000        1999
                                    (in thousands)           (in thousands)
PPO:
  Alliance PPO                   $64,176     $50,891    $122,339     $101,047
  AllianceChoice POS              48,179      40,952      94,665       81,070
HMO (includes other POS)          54,331      50,891     110,651      104,393
Medicare supplement               22,457      23,275      45,253       46,863
Managed indemnity                    519         900       1,104        1,851
Other specialty services          15,809      11,365      30,198       22,268
Total premium revenue            205,471     178,274     404,210      357,492
ASO/self-funded and other income  24,473      20,937      48,376       41,732
Total revenues                  $229,944    $199,211    $452,586     $399,224

The following table sets forth selected operating ratios. The medical loss ratio is shown as a percentage of health care services expense over premium revenue. All other ratios are shown as a percentage of premium revenue and fees and other income combined:


                                Three months ended       Six months ended
                                      June 30,                 June 30,
                                  2000         1999        2000        1999
Operating revenues:
 Premium revenue                   89.4%        89.5%       89.3%       89.5%
 Fees and other income             10.6%        10.5%       10.7%       10.5%
                                  100.0%       100.0%      100.0%      100.0%
Operating expenses:
 Medical loss ratio                81.9%        82.6%       81.2%       82.2%
 Commission expense ratio           3.9%         3.7%        3.9%        3.8%
 General and administrative
 expense ratio
  (includes depreciation and
  amortization)                    18.7%        20.1%       19.2%       20.2%
 Adjusted general and
 administrative expense ratio
  (excludes depreciation and
  amortization)                    16.8%        18.0%       17.2%       18.1%

Membership

The following table sets forth membership data and the percent change in membership:

                                           June 30,                   %
                                      2000         1999      increase (decrease)
Product Group:
Underwritten:
 PPO:
    Alliance PPO                      166,711     143,014                 16.6%
    AllianceChoice POS                136,900     124,906                  9.6
 HMO:
    Commercial (includes other POS)   119,552     126,579                 (5.6)
    Blue Horizons Medicare HMO          4,823       5,125                 (5.9)
 Medicare supplement                   50,795      54,968                 (7.6)
 Managed indemnity                      1,508       2,054                (26.6)
                                      480,289     456,646                  5.2
Self-funded:
 PPO                                   44,110      45,792                 (3.7)
 HMO                                    7,687       7,694                 (0.1)
 ASO (includes HealthLink):
   Workers' compensation              649,703     492,000                 32.1
   Other ASO*                       1,245,397   1,205,898                  3.3

Total membership                    2,427,186   2,208,030                  9.9%

* does not include 433,384 and 387,814 as of June 30, 2000 and 1999, respectively, relating to additional third-party administrator members that are part of The EPOCH Group, L.C. (Epoch), a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995.


Comparison of 2000 Results to 1999 Results

Revenues - underwritten

Premium revenue increased $27.2 million, or 15.3 percent, in the second quarter of 2000 in comparison to the second quarter of 1999. For the first half of 2000, premium revenue increased $46.7 million, or 13.1 percent, in comparison to the first half of 1999. As described below, components of premium revenue were affected by shifts in product mix, rate increases, and other factors, and as a result, such changes in premium revenue may not be indicative of future periods. The company will continue to strive to establish its premium rates based on anticipated health care costs. Depending on future competition, customer acceptance of premium increases, future health care cost trends or other factors, the company cannot provide any assurances that it will be able to price its products consistent with health care cost trends.

PPO premium revenue increased $20.5 million in the second quarter of 2000 as compared to the second quarter of 1999 -- $8.2 million due to an 8.7 percent increase in net premium rates and $12.3 million resulting from a 12.5 percent increase in member months. For the first half of 2000, PPO premium revenue increased $34.9 million as compared to the first half of 1999 -- $15.4 million due to an 8.3 percent increase in net premium rates and $19.5 million resulting from a 10.1 percent increase in member months. The term member months refers to the cumulative number of members added together over a specific time period. Thus, for a quarter, member months are determined by adding together the membership counts for all three months. Net premium rates increased due in part to overall premium renewal rate increases typically ranging from approximately 8 percent to 18 percent during enrollment periods in the last half of 1999 and the first half of 2000. Net premium rate increases are at the lower end of the overall premium increase range due in part to changes in deductibles, the timing of group renewals throughout the year and product mix changes. Alliance PPO membership increased by 23,697 members from June 30, 1999 to June 30, 2000 while AllianceChoice POS membership increased by 11,994 over the same time period. These increases are partially due to the announced departure from the Missouri market of several competitors coupled with strong retention of the company's existing members. The company's membership has also benefited from the positive performance of its BlueCard (registered trademark) PPO program. The BlueCard (registered trademark) PPO program allows the company's Alliance PPO and POS members access to Blue Cross and Blue Shield plans' PPO providers throughout the majority of the nation. In addition, the company began offering PPO products in Illinois at the end of the first quarter of 1997. Included in the Alliance PPO member count are 22,424 PPO Illinois members as of June 30, 2000, an increase of 12,809 from June 30, 1999.

HMO premium revenue increased $3.4 million or 6.8 percent -- $5.6 million increase due to a 10.4 percent increase in net premium rates, partially offset by a $2.2 million decrease resulting from a
3.3 percent decrease in member months. For the first half of 2000, HMO premium revenue increased $6.3 million, or 6.0 percent, as compared to the first half of 1999 -- $10.5 million due to a 9.3 percent increase in net premium rates partially offset by a $4.2 million decrease resulting from a 3.1 percent decrease in member months. Net premium rates increased in part due to the company's premium renewal rate increases typically ranging from approximately 8 percent to 18 percent during enrollment periods in the last half of 1999 and the first half of 2000. Net premium rate increases are at the lower end of the overall premium increase range because of:

* shifts in chosen benefit levels,
* changes in the geographic mix of the HMO business,
* product mix shifts, and
* the status of a large group, the Missouri Consolidated Health Care Plan (MCHCP), comprised of approximately 41,198 members as of June 30, 2000.

Membership in MCHCP increased by 2,483 from June 30, 1999 to June 30, 2000. The company's 1999 year-end annual report on Form 10-K noted that a rate increase of approximately 21 percent would be effective for MCHCP for the contract year beginning January 1, 2000. In March 2000, MCHCP notified the company that a risk adjustment factor applied to the premiums MCHCP pays insurance carriers will result in a reduction of that increase to approximately 12 percent. Although the company is contesting this MCHCP action, it increased its loss reserve at March 31, 2000, by $1.5 million. This charge is reflected in the health care services expense caption of the Consolidated Statement of Income for the six months ended June 30, 2000. The company's participation in the MCHCP program is currently scheduled to terminate on December 31, 2000. See "Liquidity and Capital Resources" below. Excluding the MCHCP, membership in the company's HMO products decreased over the same time period by 9,812 members, partially due to increases in premium and partially due to a general migration from HMO products to other managed care products such as PPO products.

As of June 30, 2000, the company had 4,823 Blue Horizons Medicare HMO members. Effective December 31, 2000, the company will no longer contract with the Health Care Financing Administration of the United States Department of Health and Human Services to provide benefits under the Medicare HMO program. The company expects the Blue Horizons Medicare HMO membership to gradually decline over the remainder of the year as members opt for other Medicare-risk carriers. The company expects that the loss of these Medicare HMO members in the last half of 2000 will be more than offset in 2000 by the expected enrollment gain of approximately 10,000 underwritten members in other HMO and PPO products as of July 1, 2000.

Premium revenue from Medicare supplement decreased by $0.8 million in the second quarter of 2000 as compared to the second quarter of 1999. Member months decreased by 7.7 percent partially offset by a
4.6 percent increase in net premium rates. For the first half of 2000, premium revenue decreased by $1.6 million as compared to the first half of 1999. Member months decreased by 7.8 percent partially offset by a 4.7 percent increase in net premium rates. Membership in the company's Medicare supplement products has decreased in part due to subscribers opting for competitors' Medicare-risk programs, similar to the company's Blue Horizons Medicare HMO product, in which medical benefits are at least as comprehensive as Medicare benefits for persons eligible to receive Medicare (parts A and B) at no additional cost to the member.

Managed indemnity premium revenue decreased by $0.4 million in the second quarter of 2000 as compared to the second quarter of 1999 due to a 31.2 percent decline in member months. For the first half of 2000, premium revenue decreased by $0.7 million due to a 32.7 percent decline in member months. Member month declines are consistent with the company's strategy to move toward more highly managed care products. With the exception of a short-term medical product, the company no longer sells managed indemnity products, but continues to renew coverage for those members who wish to remain in these managed indemnity programs.

Premium revenue from other specialty services, which includes certain of the company's drug and dental health care benefits plans, increased $4.4 million or 39.1 percent in the second quarter of 2000 as compared to the second quarter of 1999 -- $2.3 million due to a
21.4 percent increase in net premium rates and $2.1 million resulting from a 14.6 percent increase in member months. For the first half of 2000, revenue increased $7.9 million as compared to the first half of 1999 due to a 21.2 percent increase in net premium rates as well as an 11.9 percent increase in member months.
Specialty product membership related to the company's drug products increased during this period as a result of growth in the company's
Alliance group membership, growth in the RightCHOICE Insurance
Company PPO Illinois group membership, and an increase in the AllianceChoice group membership. The increase in membership for drug products was offset in part by decreases in the company's dental product member months, which decreased by 3.8 percent and 3.6 percent in the second quarter and first half of 2000, respectively, as compared to the same periods in 1999; these decreases are due to competition from dental products that are priced below the company's dental product.
The company continues to work towards revising its dental product to be more competitive in the market. The large net premium rate increases primarily relate to the company's drug products and correspond to the high levels of prescription utilization and trends that the company, as well as the industry as a whole, have experienced in recent years.

Revenues - self-funded

Fees and other income from administrative services only, network services and life insurance commission revenues increased $3.5 million in the second quarter of 2000 as compared to the second quarter of 1999. For the first half of 2000, fees and other income increased $6.6 million as compared to the first half of 1999. These increases are primarily due to increased 2000 revenues from HealthLink, Inc. (HealthLink), the company's network rental and managed care service subsidiary, of $3.5 million and $7.2 million for the second quarter and first half of 2000, respectively, as compared to the same periods of 1999. HealthLink's revenues increased as a result of a 15.1 percent increase in membership from June 30, 1999 to June 30, 2000 which was partially due to expansion into new territories as well as membership growth in HealthLink's workers' compensation program, which increased 32.1 percent to 649,703 at June 30, 2000 compared to 492,000 at June 30, 1999.

Operating expenses

The overall medical loss ratio decreased from 82.6 percent in the second quarter of 1999 to 81.9 percent in the second quarter of 2000. The overall medical loss ratio decreased from 82.2 percent in the first half of 1999 to 81.2 percent in the first half of 2000. The medical loss ratio has decreased, in part, due to the company's pricing strategy. For the second quarter and first half of 2000, the premium per member per month increased by 9.5 percent and 8.8 percent, respectively, as compared to the second quarter and first half of 1999. For the second quarter and first half of 2000, the net medical cost per member per month increased by 8.6 percent and
7.5 percent, respectively, as compared to the second quarter and first half of 1999.

The company continues its efforts initiated in 1998 to modify its pharmacy benefits management program and recontract with physicians and ancillary service providers. The drug cost trend increase ranged from approximately 17 percent to the mid twenty percent range for the twelve month period ended June 30, 2000, driven by a combination of factors, including:

* introduction of new drug therapies,
* physicians' use of newer, more expensive drugs, and
* greater utilization of drugs driven in part by direct-to-consumer advertising.

The per member per month drug cost has been reduced somewhat by the company's continuing strategy for managing drug costs by utilizing a three-tier drug benefit design that allows members to make choices among generic, preferred drugs (drugs which are part of the company's preferred drug list), or other brand name drugs, albeit at different copayment levels. Approximately 92 percent and 61 percent of the company's underwritten members with a drug benefit were covered under the three-tier pharmacy benefit program as of June 30, 2000 and June 30, 1999, respectively. Physician education, utilization and prescribing pattern analysis have increased through the assistance of an on-site pharmacist whose services were negotiated through the company's pharmacy benefit contract, which runs through April 2002.
The company will also continue its hospital, physician and service recontracting strategy, using the more detailed data and analysis available through the company's information and operations strategy
(IOS). The company continues to work on cooperative programs with physicians designed to increase client satisfaction and improve the medical cost trend. Plans continue for the specialist model of the Physician Group Partners Program (registered trademark) (PGPP - registered trademark) to be introduced during fourth quarter 2000. Designed for the PPO and POS programs, initial specialties to be included are internal medicine/family practice, pediatrics, OB/GYN, cardiology and orthopedics. Like the current program for the HMO physicians, the program will include patient satisfaction and quality measurements. The company cannot assure investors that its initiatives to manage future increases in medical and pharmacy cost trends to improve the medical loss ratio will be effective.

Commission expense increased by $1.4 million, or 19.1 percent, in the second quarter of 2000 as compared to the second quarter of 1999. For the first half of 2000, commission expense increased by $2.5 million, or 16.0 percent, as compared to the first half of 1999. The increases are primarily due to an increase in overall premium. The commission expense ratio increased slightly to 3.9 percent for the second quarter of 2000 from 3.7 percent for the second quarter of 1999. For the first half of 2000, the commission expense ratio increased slightly to 3.9 percent from 3.8 percent for the first half of 1999.

General and administrative expenses, excluding depreciation and amortization, increased $2.7 million, or 7.7 percent, in the second quarter of 2000 as compared to the second quarter of 1999. For the first half of 2000, these expenses increased by $5.7 million, or 7.8 percent, as compared to the first half of 1999. These increases are partially attributable to HealthLink's geographic and member expansion efforts which resulted in increased HealthLink expenses of $1.4 million and $3.1 million ($1.3 million and $2.9 million excluding depreciation and amortization) in the second quarter and first half of 2000, respectively, as compared to the same periods of 1999. The company's general and administrative expense ratio, excluding depreciation and amortization, decreased to 16.8 percent in the second quarter of 2000 as compared to 18.0 percent in the second quarter of 1999. For the first half of 2000, the general and administrative expense ratio, excluding depreciation and amortization, decreased to 17.2 percent from 18.1 percent in the first half of 1999.

Depreciation and amortization expenses increased slightly to $4.5 million in the second quarter of 2000 from $4.2 million in the second quarter of 1999. For the first half of 2000, depreciation and amortization expenses increased to $8.8 million from $8.4 million in the first half of 1999. Amortization expenses for the completed components of the company's IOS project increased by $0.1 million and $0.3 million in the second quarter and first half of 2000, respectively, as compared to the same periods in 1999.

Operating expenses for the company's underwritten segment include health care service costs, commissions, and general and administrative expenses. Operating expenses for the company's self-funded segment include commissions and general and administrative expenses. Operating expenses for the underwritten segment of $204.4 million and $401.3 million for the second quarter and first half of 2000, respectively, represent increases of $24.5 million and $40.0 million, respectively, as compared to the same periods in 1999. The increases are primarily due to an increase in health care service costs of $21.1 million and $34.4 million in the second quarter and first half of 2000, respectively, as compared to the same periods in 1999. Health care service costs increased due to an increase in the company's underwritten membership as well as an increase in per member claims costs, as previously described. General and administrative expenses also increased by $2.0 million and $3.0 million in the second quarter and first half of 2000, respectively, as compared to the same periods of 1999. These increases were also partially attributable to an increase in the company's underwritten membership of approximately 5 percent from June 30, 1999 to June 30, 2000. Operating expenses for the self-funded segment of $15.8 million and $31.7 million for the second quarter and first half of 2000, respectively, represent increases of $1.0 million and $3.0 million, respectively, as compared to the same periods of 1999. These increases are primarily due to the increases in HealthLink's general and administrative costs, as previously described.

Operating income

Operating income increased by $5.2 million in the second quarter of 2000 in comparison to the second quarter of 1999. For the first half of 2000, operating income increased by $10.4 million as compared to the first half of 1999.

Operating income for the company's underwritten segment increased to $1.2 million in the second quarter of 2000 as compared to an operating loss of $1.2 million in the second quarter of 1999. For the first half of 2000, operating income increased to $3.1 million as compared to an operating loss of $3.4 million for the first half of 1999. Operating income increases related to these comparable periods were primarily due to an improved pricing environment for the company's underwritten products.

Operating income for the company's self-funded segment increased to $8.5 million in the second quarter of 2000 as compared to $5.7 million in the second quarter of 1999. For the first half of 2000, operating income increased to $16.5 million as compared to $12.5 million for the first half of 1999. Operating income increases related to these comparable periods were primarily due to HealthLink's continued growth from increased membership and regional expansion, as previously described. HealthLink's operating income increased by $2.1 million and $4.1 million in the second quarter and first half of 2000 as compared to the same periods of 1999.

Net investment income

Net investment income includes investment income in the form of interest and dividend income and net realized gains or losses from the sale of portfolio securities. Net investment income of $4.6 million in the second quarter of 2000 represents a $1.8 million increase over the second quarter of 1999. For the first half of 2000, net investment income of $8.0 million represents a $1.7 million increase over the first half of 1999. Realized gains from sales of investments increased by $1.6 million and $1.5 million during the second quarter and first half of 2000, respectively, as compared to the same periods of 1999.

Provision for income taxes

The company's effective income tax provision rates were 39.8 percent and 41.2 percent for the second quarter of 2000 and 1999, respectively. The company's effective income tax provision rates were 39.8 percent and 38.5 percent for the first half of 2000 and 1999, respectively. The company's effective income tax rates for 2000 and 1999 were affected by state income taxes and non-deductible goodwill amortization, among other things. The provision for the first half of 1999 was more favorably impacted by a change in 1998 to the company's filing status for the State of Missouri as compared to the provision for the first half of 2000.

Net income

The company's net income of $8.5 million for the second quarter of 2000 represents an increase of $4.6 million compared to net income of $3.9 million for the second quarter of 1999. Basic and diluted earnings per share for the second quarter of 2000 were $0.46 and $0.45, respectively, compared to basic and diluted earnings per share of $0.21 and $0.21, respectively, for the second quarter of 1999. The company's net income of $16.0 million for the first half of 2000 represents an increase of $7.4 million compared to net income of $8.6 million for the first half of 1999. Basic and diluted earnings per share for the first half of 2000 were $0.86 and $0.84, respectively, compared to basic and diluted earnings per share of $0.46 and $0.46, respectively, for the first half of 1999.

Liquidity and capital resources

RightCHOICE's working capital as of June 30, 2000 was $93.3 million, an increase of $20.2 million from December 31, 1999. A majority of the increase is attributable to the net income of $16.0 million in the first half of 2000. Depreciation and amortization expenses related to noncurrent assets were $8.8 million. The company's unrealized net depreciation of investments available for sale decreased (improved) by $0.2 million in the first half of 2000. In addition, RightCHOICE repaid $4.0 million of the debt from its reducing revolving credit facility as well as $2.6 million of debt related to capital leases. The company capitalized $4.5 million of costs for property and equipment purchases, $2.4 million of which relates to capitalized IOS development costs. In the first half of 2000, the company incurred expenditures of $2.9 million on its IOS project, of which $2.4 million were capitalized. During the remainder of the year 2000, the company anticipates that it will expend approximately $5 million to $6 million on its IOS project of which approximately $4 million to $5 million will be capitalized. The company sold its Southwest Missouri regional office building in May 2000 for $3.6 million. The company relocated the employees and its operations to a larger leased facility within the same region.

Net cash provided by operations totaled $18.1 million for the first half of 2000 as compared to net cash used in operations of $0.9 million for the first half of 1999. The company's net income for the first half of 2000 was $16.0 million, which included $8.8 million of depreciation and amortization expenses, and $2.6 million related to the net reduction in the MCHCP contract loss reserve. In addition, receivables from members, accounts payable and accrued expenses, medical claims payable, and net intercompany payables were affected by the timing of operating cash payments and receipts, intercompany tax settlements, as well as changes in membership and utilization and claims payment trends. Receivables from members increased by $8.0 million in part due to an increase of $4.0 million related to HealthLink receivables, increased sales activity and rate increases related to the company's underwritten products, and other timing factors. One timing factor relates to an increase in billings for future service periods. This increase is directly related to the increase in unearned premiums of $3.6 million since billings that are produced for future service periods are recorded by the company as unearned premium and recognized as income over the applicable service period. Accounts payable and accrued expenses increased by $1.1 million due to the timing of various operating cash payments and accruals partially offset by the annual broker bonuses and annual employee incentive programs that were paid in the first quarter of 2000. Medical claims payable decreased by $8.2 million, due in part to the company's efforts to reduce its claims inventory. The company's continued efforts to further reduce claims inventory during 2000 could reduce the level of operating cash flows in future quarters of 2000. Net intercompany payables increased by $6.7 million due to intercompany tax settlements and the timing of operating cash receipts and payments, among other things.

On August 29, 1997, RightCHOICE reported the commencement of the litigation with the MCHCP and estimated losses (giving effect to all possible renewal terms of the MCHCP contract without requested rate increases) in the range of $30 million to $40 million. As a result of management's assessment of the profitability of its contract for providing health care services to members of the MCHCP, the company recorded a pre-tax charge for probable future losses of $29.5 million during the third quarter of 1997. The charge resulted from inadequate rate increases that were contractually limited for the remainder of the MCHCP contract, which extended through the year 2000. The pre-tax charge was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. RightCHOICE was advised by the Missouri Department of Insurance in March 1998 that the entire amount of the reserve for the MCHCP contract recorded by RightCHOICE for projected losses under the contract through the year 2000 must, for statutory accounting purposes, be recorded by RightCHOICE's subsidiary BlueCHOICE on its statutory filings with the Missouri Department of Insurance. With the prior regulatory approval of the Missouri Department of Insurance, BlueCHOICE issued surplus notes to RightCHOICE in the amount of $29 million to ensure the statutory solvency of BlueCHOICE. On August 6, 1999, the MCHCP executed an amendment to the contract providing a rate increase that was anticipated to be approximately 21 percent for public entities, modified rate factors for state employees, and modification of the pharmacy benefit, effective January 1, 2000, for the 2000 contract year. In March 2000, MCHCP notified the company that a risk adjustment factor applied to the premiums MCHCP pays insurance carriers will result in a reduction of that increase to approximately 12 percent. Although the company is contesting this MCHCP action, it increased its loss reserve at March 31, 2000, by $1.5 million. This charge is reflected in the health care services expense caption of the Consolidated Statement of Income for the six months ended June 30, 2000 in Item 1, Financial Statements. While management of the company believes the current provision for losses is adequate, if the actual public entity membership in the MCHCP grows at a rate in excess of the rate used in the actuarial estimates, or if the projected limited rate increases and medical cost trends should differ materially from those assumed in the actuarial estimates, then the amount of the reserve recorded to date could be insufficient to cover all future losses which may be associated with the MCHCP contract, and such losses could have a material adverse effect on RightCHOICE. RightCHOICE's participation in the MCHCP program is currently scheduled to terminate on December 31, 2000.

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

Year 2000 issue

RightCHOICE executed a program to evaluate its major systems, processes and equipment to minimize the possibility of a material disruption to its business due to Year 2000 problems, e.g., the difficulties of certain computers, computer programs and other equipment to distinguish between the year 1900 and the year 2000.

RightCHOICE substantially completed its Year 2000 program in December 1999. This included necessary remediation, implementation of new packages, testing of critical components, testing of critical external interfaces and completion of contingency plans for critical processes.

As a result of those planning and implementation efforts, the company experienced no significant problems relating to the Year 2000 transition. The company will continue to monitor its systems for continued processing. In addition, as of June 30, 2000, RightCHOICE was not aware of significant Year 2000 problems encountered by its critical vendors, suppliers and providers or in RightCHOICE's use of their services.

The total cost associated with modifications required to become Year 2000 ready was approximately $13.0 million with $0.1 million expensed in the first six months of 2000 and $5.4 million expensed in the full year of 1999. RightCHOICE expensed all costs associated with these changes as they were incurred. These costs were funded internally through operating cash flows or investment sales and represented less than 10 percent of RightCHOICE's information technology budget over the life of the Year 2000 program.

Health Insurance Portability and Accountability Act of 1996

The United States Department of Health and Human Services has issued proposed rules, as contemplated by the Health Insurance Portability and Accountability Act of 1996, which would, if the rules are adopted, among other things, impose security and confidentiality requirements with respect to a member's transactions with health care providers and payers, as well as requirements for the standardization of certain electronic transaction code sets and provider identifiers. RightCHOICE has not fully assessed the financial impact related to full compliance with the Health Insurance Portability and Accountability Act of 1996 and its regulations; however, RightCHOICE believes such financial impact could be material.

Other proposed health care reform legislation

The United States House of Representatives has passed the "Bipartisan Consensus Managed Care Improvement Act," also known as the Norwood-Dingell bill, which would, if it became law, among other things, impose limits on the methods of operation for group health plans and health insurance issuers, limit the ability of group health plans and health insurance issuers to define medical necessity for purposes of coverage, and permit group health plans and health insurance issuers to be sued in state courts for coverage determinations. In addition, the United States Senate recently passed the "Patients' Bill of Rights Plus Act," which would, if it became law, among other things, require access to emergency medical care for certain group plans, require direct access by female participants to obstetrical or gynecological care for certain group plans, require timely access to specialty care when specialty care is a benefit for certain group plans, and require continuity of care for certain group plans. These proposals and other proposals, including those referred to generally as the "Patients' Bill of Rights," could impose additional restrictions or obligations on the operations of RightCHOICE.

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

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS

     If we do not complete the reorganization, the State of Missouri could enforce judgments previously entered against Blue Cross and Blue Shield of Missouri which could lead to the dissolution of Blue Cross and Blue Shield of Missouri and materially adversely affect our company.

     On December 30, 1996, the circuit court of Cole County, Missouri entered judgments in favor of the Missouri Department of Insurance and the Missouri Attorney General. These judgments declared that Blue Cross and Blue Shield of Missouri, a non-profit corporation, violated the Missouri Health Services Corporation Law and the Missouri Non-Profit Corporation Law by operating our company as a for-profit subsidiary. These judgments are now final, without right of further appeal.

     The Missouri Attorney General and the Missouri Department of
Insurance may enforce these judgments in the following manner if we do not complete the reorganization by December 31, 2000 or the parties do not extend the deadline or otherwise settle the litigation:

     * the Missouri Attorney General and the Missouri Department of Insurance could seek further judicial relief, including the possible dissolution of Blue Cross and Blue Shield of Missouri and the possible termination of Blue Cross and Blue Shield of Missouri's certificate of authority to engage in the health insurance business, and

     * the Missouri Attorney General and the Missouri Department of Insurance could also seek monetary relief arising from the 1994 reorganization of Blue Cross and Blue Shield of
          Missouri and the subsequent operations of Blue Cross and Blue Shield of Missouri and our company.

     Any one or more of these actions could have a material adverse effect on us because:

     * the Missouri Attorney General and the Missouri Department of Insurance would be free to assert claims directly against us arising from the 1994 reorganization of Blue Cross and Blue Shield of Missouri and the subsequent operation of our Company, and

     * the Blue Cross and Blue Shield Association might take the position that the assertion of these claims automatically terminates our licenses and the respective licenses of Blue Cross and Blue Shield of Missouri and our subsidiaries to use the Blue Cross and Blue Shield names and service marks.

     If the court finds that Blue Cross and Blue Shield of Missouri is a mutual benefit corporation, a court could cancel the reorganization or, if already completed, a court could undo the reorganization or New RightCHOICE could have to pay substantial damages.

     A certified subscriber class action is pending in the circuit court of Cole County, Missouri in which the subscriber class seeks a declaratory judgment that:

     * Blue Cross and Blue Shield of Missouri is a mutual benefit non-profit corporation -- meaning that Blue Cross and Blue
          Shield of Missouri holds its assets for the benefit of a limited class of persons who are subscribers of Blue Cross and Blue Shield of Missouri and our company rather than for the benefit of the public as a whole, and

     * It is unlawful for Blue Cross and Blue Shield of Missouri to transfer its assets to a "charitable trust."

     While Blue Cross and Blue Shield of Missouri contests these claims, the circuit court of Cole County could award the subscriber class the relief they seek. A judgment in favor of the subscriber class could have several adverse effects:

     * It could prohibit the reorganization, if the court enters the judgment before completion of the reorganization.

     * It could cause the Blue Cross and Blue Shield Association to terminate our licenses for use of the Blue Cross and Blue Shield names and service marks.

     * It could require New RightCHOICE to pay substantial money damages, if the court enters the judgment after we complete the reorganization. It is also possible, although we believe unlikely, that a court could order that the reorganization be undone.

     * It could cause the charter conversion transaction to be a taxable transaction to New RightCHOICE.

     Although The Missouri Foundation For Health will indemnify New RightCHOICE against claims asserted in this litigation that arise out of the reorganization and relate to the corporate status of Blue Cross and Blue Shield of Missouri, this indemnification may not be sufficient to reimburse New RightCHOICE for all of the damages it could suffer.

     Someone might bring an action seeking an injunction against completion of the reorganization.

     We are not required to complete the reorganization if a court has issued a temporary restraining order or injunction against completing the reorganization or if someone files an action seeking a restraining order or injunction and that action has not been dismissed. If someone brings an action, or a court enters a restraining order or injunction, in connection with any of the litigation or potential litigation described above or in any other litigation, any party may choose not to complete the reorganization. If this occurs, we will be subject to the risks described in the risk factor "If we do not complete the reorganization, the State of Missouri could enforce judgments previously entered against Blue Cross and Blue Shield of Missouri which could lead to the dissolution of Blue Cross and Blue Shield of Missouri and materially adversely affect our company."

     Our Blue Cross and Blue Shield license agreements could terminate upon the occurrence of events specified in the license agreements and termination would have a material adverse effect on our business.

     Under controlled affiliate license agreements with the Blue Cross and Blue Shield Association, we have the right to use the Blue Cross and Blue Shield names and service marks in the managed health care business in the 85 Missouri counties that comprise our service area. Termination of our licenses would have a material adverse effect on our business.

     We believe that the exclusive right to use the Blue Cross and Blue Shield names and service marks provides us with a marketing advantage in our licensed operating area. Loss of the licenses would adversely affect our ability to compete in our markets. If we lose the licenses, we would be subject to a significant monetary penalty to the Blue Cross and Blue Shield Association and be in default under our major credit agreement.

     The Blue Cross and Blue Shield Association could terminate our license agreements if we do not satisfy its financial and service performance requirements or if other events described in the license agreements occur.

     Our profitability may be adversely affected by rising health care costs and changes in the delivery of health care services.

     Our future results largely depend on our ability and the ability of our subsidiaries to accurately predict and manage future health care costs. Much of the premium revenue our subsidiaries receive is based upon rates set before they deliver services, and they usually incur the related costs on a prospective annual basis. Although our subsidiaries attempt to base the premiums charged on an estimate of future health care costs over the fixed premium period, competition, regulations and other circumstances may limit their ability to fully base premiums on these estimated costs.

     Our subsidiaries use a large portion of their revenue to pay the costs of health care services and supplies that their members receive. As a result, our financial condition or results of operations could be adversely affected because of rising costs and other changes in the delivery of health care services. These changes could include:

     * higher-than-expected utilization of services,
     * an increase in the number of high-cost cases,
     * changes in the population or demographic characteristics of members served,
     * inflation,
     * periodic renegotiation of hospital, physician and other provider contracts,
     * continued consolidation of physician, hospital and other provider groups,
     * the aging of the population,
     * advances in medical technology and pharmaceuticals,
     * government-imposed limitations on Medicare reimbursement, and
     * other regulatory changes.

     Competition in the industry may limit our ability to increase or maintain our premium rates, which would adversely affect our profitability.

     We operate in a highly competitive environment which may affect the ability of our subsidiaries to increase premium rates. We face competition from other managed care companies, hospitals, health care facilities and other health care providers that have substantially greater financial and other resources than we do.

     We compete with a number of established companies that offer a variety of benefit plans. Because we conduct business primarily in markets within or contiguous to the State of Missouri, except for our HealthLink and HealthLink HMO subsidiaries, we are unable to subsidize losses in these markets with profits from other markets. We believe that larger, national competitors can subsidize losses in the Missouri market with profits from other markets in which they operate and may pursue that strategy in our markets in an effort to increase their market share.

     We believe there are no significant impediments facing potential competitors who wish to enter the markets we serve. As a result, the addition of new competitors can occur relatively easily which affords consumers significant flexibility in moving to new managed care providers. Our managed care operations may encounter competition from companies with broader geographical markets or narrower geographical markets which allows for greater cost control and lower prices or greater market share. Our financial condition or results of operations may be adversely affected by significant premium decreases by any major competitor or by any other limitation on the ability of our subsidiaries to increase or maintain premium levels.

     We conduct business in a heavily regulated industry and changes in regulations or violations of regulations could materially adversely affect us.

     Our business is heavily regulated on federal, state and local levels. Legislation or other regulatory reform that increases the regulatory requirements imposed on us and our subsidiaries may have a material adverse effect on our business or results of operations in the future. Legislative or regulatory changes that could materially affect us and our subsidiaries include:

     * adoption of federal or state legislation that holds insurance companies, health maintenance organizations or managed care companies liable for medical decisions,
     *    limitations on premium levels,
     * increases in minimum capital, reserves, and other financial viability requirements,
     * prohibition or limitation of provider financial incentives and provider risk-sharing arrangements,
     *    new benefit mandates, and
     * limitations on the ability to manage care and utilization due to "any willing provider" and direct access laws that limit or eliminate product features that encourage members to seek services from contracted providers or through referral by a primary care provider.

     Our subsidiaries need to obtain and maintain regulatory approvals to market many of their products. Delays in obtaining or failure to obtain or maintain these approvals could adversely affect us.

     A portion of our revenues relate to Medicare Supplement and Medicare Risk programs. Changes in these programs, particularly changes affecting enrollment or changes in premium payment or reimbursement levels, could materially affect our business and profitability.

     We and our subsidiaries are also subject to various governmental reviews, audits and investigations. Any adverse investigation, audit results or sanctions could result in:

     * damage to our reputation and the reputation of our subsidiaries in various markets,
     * increased difficulty in selling our subsidiaries' products and services,
     * loss of a subsidiary's license to act as an insurer or health maintenance organization or to otherwise provide a service,
     * loss of the right to participate in various federal programs, including the Medicare Supplement and Medicare Risk programs, or
     *    the imposition of fines, penalties and other sanctions.

     Our profitability will be adversely affected if we are unable to enter into provider agreements or other appropriate agreements.

     Our profitability depends upon our ability and the ability of our subsidiaries to contract on favorable terms with hospitals, physicians and other health care providers. If we fail to obtain cost-effective health care provider contracts, we may lose some of our members or incur higher medical costs. In addition, our inability or the inability of our subsidiaries to contract with providers, or the inability of providers to provide adequate care, could materially affect us.

     A reduction in the number of subscribers to our health care programs could have an adverse effect on our business and profitability.

     A reduction in the number of subscribers to our health care programs could adversely affect our financial position, results of operations and cash flows. Factors that could contribute to the loss of membership include:

     * failure to obtain new customers or retain existing customers,
     * premium increases and benefit changes,
     * our exit from markets,
     * reductions in work force by existing customers, or
     * negative publicity and news coverage.

     Loss of key members of our management could adversely affect us.

     Our success depends, to a significant extent, on key management members. The competition for highly skilled people with extensive experience in the health care industry is intense. We believe that our key management members have significant experience and competence in the managed care industry that would be difficult to replace. All of our key management members are able to voluntarily terminate their employment with us at any time. The loss of current key management members may result in a material adverse effect on our results of operations, financial condition or business.

     Competition among potential employers may result in increased salaries or an inability to retain existing employees or attract additional employees, which could adversely affect our profitability.

     We need to retain our qualified employees to meet our future needs. In addition, we face intense competition for qualified employees, particularly during the present economic environment of low unemployment. The unemployment rate in Missouri is among the lowest in the nation. We may not be able to attract and retain employees. Competition among potential employees may result in increased salaries or an inability to retain existing employees or attract additional employees. While we believe that our current employee relations are good, competitive factors still could cause us to lose employees or to have to pay more to retain them.

     Negative publicity regarding the health care industry could adversely affect our profitability.

     The health care industry is subject to negative publicity.
Negative publicity may result in increased regulation and
legislative review of industry practices which may further increase our costs of doing business and adversely affect our profitability by:

     * adversely affecting our ability to market our products or services,
     * requiring us to change our products and services, or
     * increasing the regulatory burdens under which we operate.

In addition, as long as we use the Blue Cross and Blue Shield names and service marks in marketing our managed care products, any negative publicity concerning the Blue Cross and Blue Shield
Association or other Blue Cross and Blue Shield Association licensees may adversely affect our business and the sales of our managed care products.

     Our stock and the stocks of companies in the health care industry are subject to stock price and trading volume volatility.

     From time to time, the stock price and the number of shares traded of companies in the health care industry experience periods of significant volatility. Both company specific issues and development generally in the health care industry may cause this volatility. Our stock price may experience significant price and volume fluctuations in response to these and other factors.

     The trading volume for our stock has historically been low. Significant changes in volume could result in significant price fluctuations. For the one year period ended December 31, 1999, the trading price of our class A common stock ranged from a low $9.50 per share to a high of $13.00 per share, and the average daily trading volume was 7,356 shares per day. For the six months ended June 30, 2000, the trading price of our class A common stock ranged from a low of $11.50 per share to a high of $18.44 per share, and the average daily trading volume was 9,461 shares per day.

     Our business and operations may be adversely affected if we do not maintain our information systems and the integrity of our proprietary information.

     Our business depends on our ability to maintain our information systems and to ensure the continued integrity of our proprietary information. Failure to maintain effective and efficient information systems could cause the loss of existing customers, difficulty in attracting new customers, customer and provider disputes, regulatory problems, increases in administrative expenses or other adverse consequences.

     If the market found or perceived the information we maintain to be inaccurate, or if the market perceived the information to be unreliable, commercial acceptance of our products would be adversely and materially affected. Furthermore, the use of patient data by all of our businesses is regulated at federal, state, and local levels. These laws and rules change frequently. These changes could adversely affect our business, financial condition and results of operations.

     We are subject to litigation in the ordinary course of our business, including litigation based on new or evolving legal theories, which could adversely affect our profitability.

     Due to the nature of our business, we and our subsidiaries are subject to a variety of legal actions relating to our business operations including claims relating to:

     *    denial of health care benefits,
     * claims of vicarious liability for providers' actions or medical malpractice claims,
     * provider disputes over compensation and termination of provider contracts,
     * disputes related to self-funded business, including actions alleging breach of fiduciary duties, claim administration errors and the failure to disclose network rate discounts and other fee and rebate arrangements,
     *    disputes over copayment calculations, and
     *    claims relating to customer audits and contract performance.

     In addition, plaintiffs continue to bring new types of purported legal claims against managed care companies. We cannot determine with any certainty the impact that these evolving theories of recovery may have on the managed care industry in general or on our subsidiaries or us in particular.

     Recent court decisions and legislative activity increase our exposure and the exposure of our subsidiaries to these types of claims. In some cases, plaintiffs may seek substantial non-economic or punitive damages. The loss of even one of these claims, if it resulted in a significant punitive damage award, could adversely affect our financial condition or results of operations. This risk of potential liability may make reasonable settlements of claims more difficult to obtain.

     We and our subsidiaries currently have, and anticipate that in the future we and our subsidiaries will have, insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, we may not be able to obtain insurance coverage for all or some forms of liability on a cost-effective basis, if at all, in the future.

     Our failure to comply with limitations in our credit agreement could adversely impact us.

     Our credit agreement contains limitations on us and on our subsidiaries. We may not be able to achieve and maintain compliance with the requirements of our credit agreement. If that occurs, our operations, financial condition or business may be adversely impacted. The limitations in the credit agreement include:

     *    limitations on additional indebtedness and liens,
     *    limitations on payment of cash dividends or purchases of stock,
     *    limitations on acquisitions, dispositions and mergers,
     *    limitations on indebtedness of our subsidiaries,
     *    maintaining net worth and financial ratios, and
     * maintaining the licenses to use the Blue Cross and Blue Shield of Missouri names and service marks.

     Future losses related to the Missouri Consolidated Health Care Plan could adversely affect New RightCHOICE.

     In 1997, BlueCHOICE, one of our subsidiaries, recorded a $29.5 million pre-tax charge related to a health maintenance organization contract with the Missouri Consolidated Health Care Plan. The Missouri Consolidated Health Care Plan is a Missouri public agency that purchases health care coverage for employees of the State of Missouri and selected public entities. It is currently the largest customer group served by BlueCHOICE. Continued losses related to the Missouri Consolidated Health Care Plan could adversely affect us. BlueCHOICE is contractually bound to serve the Missouri Consolidated Health Care Plan members through the year 2000 at rates originally contracted for in 1995. RightCHOICE's 1999 year-end financial report noted that a rate increase of 21% would be effective for the contract year beginning January 1, 2000. In March 2000, the Missouri Consolidated Health Care Plan notified us that a risk adjustment factor applied to the premiums the Missouri Consolidated Health Care Plan pays insurance carriers will result in a reduction of that increase to approximately 12%. Although we are contesting this action, we increased our loss reserve at March 31, 2000 by $1.5 million.

     We calculated the pre-tax charge and additional reserve based upon actuarial estimates, including projected limited rate increases and projected enrollment and medical cost trends accounted for through the year 2000. Our management reviews the adequacy of this reserve on an ongoing basis. If the actual number of BlueCHOICE's members participating through the Missouri Consolidated Health Care Plan or medical cost trends differ materially from those assumed in our actuarial estimates, the amount of the reserve recorded to date could be insufficient to cover all future losses that may be associated with the Missouri Consolidated Health Care Plan contract. As a result, these losses could have an adverse effect on us and the market for our stock.

     Blue Cross and Blue Shield of Missouri has voting control on all stockholder actions.

     Blue Cross and Blue Shield of Missouri has voting control over all of our stockholder actions, including the sale or merger of our company, a sale of substantially all of our assets and the election of all of our directors. Blue Cross and Blue Shield of Missouri may have interests with respect to its ownership of our company that diverge from those of our public shareholders. We cannot provide any assurance that we will not be adversely impacted by the control that Blue Cross and Blue Shield of Missouri has with respect to matters affecting our company.

     There are other risks and uncertainties which may have an adverse effect on our business and profitability.

     Additional risks and uncertainties that may affect our future results of operations, financial condition or business include, but are not limited to:

     * the demand for, and market acceptance of, our products and services,
     * the effect of economic and industry conditions on prices for our subsidiaries' products and services and their cost structure,
     * our ability to develop and deliver new products and services and adapt existing products and services to meet customer needs and expectations,
     * our ability to keep pace with technological change in order to provide better service and remain competitive,
     * our ability to attract and retain capital for growth and operations on competitive terms, and
     *    changes in accounting policies and practices.

     Forward-looking statements may prove inaccurate.

     The statements included in this Quarterly Report regarding future financial performance and results and the other statements herein that are not historical facts are "forward-looking statements" within the meaning of Section 27A and of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include those preceded by, followed by or that include the words "believes," "expects," "anticipates," "could," "plans," "projects," "may," "should" or similar expressions. These forward-looking statements involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, those risks discussed above.
These forward-looking statements may prove inaccurate and investors should not view them as guarantees of future performance.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the company's annual report on Form 10-K for the year ended December 31, 1999.


PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

Note 2, "Contingencies" of Part I, Item 1, contains a description of various pending and threatened claims involving the company and its affiliates, including a description of the litigation with the Missouri Department of Insurance (DOI) and the Missouri Attorney General, and other legal proceedings, which descriptions are incorporated by reference herein. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results of Operations, Financial Condition or
Business."

ITEM 2.     Changes in Securities and Use of Proceeds

             None.

ITEM 3.     Defaults Upon Senior Securities

             None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

             None.

ITEM 5.     Other Information

             None.

ITEM 6.     Exhibits and Reports on Form 8-K

     a)      Exhibits

Exhibit
Number      Exhibit

The following exhibits are submitted herewith:

10.1 Blue Cross License Agreement between the Blue Cross and Blue Shield Association (BCBSA) and Blue Cross and Blue Shield of Missouri (BCBSMo).

10.2  Blue Shield License Agreement between BCBSA and BCBSMo.

10.3 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HMO Missouri, Inc.

10.4 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HMO Missouri, Inc.

10.5 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo, and the Registrant.

10.6 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo, and the Registrant.

10.7 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo, and Healthy Alliance Life Insurance Company.

10.8 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo, and Healthy Alliance Life Insurance Company.

10.9  Summary of Approved Changes to the Blue Cross Primary License Agreement.

10.10 Summary of Approved Changes to the Blue Shield Primary License Agreement.

10.11 Summary of Approved Changes to the Blue Cross Controlled
      Affiliate License Agreement.

10.12 Summary of Approved Changes to the Blue Shield Controlled
      Affiliate License Agreement.

27    Financial Data Schedule (Electronic Filing Only).

      b)     Reports on Form 8-K:

             None.

                             SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               RIGHTCHOICE MANAGED CARE, INC.
                               Registrant


Date:  August 14, 2000         By:  /s/ Sandra Van Trease
                                    Sandra Van Trease
                                    Chief Financial Officer,
                                    Senior Executive Vice President
                                    and Chief Operating Officer

Date:  August 14, 2000         By:  /s/ Angela F. Braly
                                    Angela F. Braly
                                    Executive Vice President,
                                    General Counsel and
                                    Corporate Secretary