Form 10-K/A
period 1999-12-31
RIGHTCHOICE MANAGED CARE INC
filed 2000-10-02
CIK 921766

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  AMENDMENT NO. 1 ON FORM 10-K/A TO FORM 10-K


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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note
----------------
In April 1999, RightCHOICE Managed Care, Inc., a Delaware corporation (New RightCHOICE), filed with the Securities and Exchange Commission a registration statement on Form S-4 to register the shares of New RightCHOICE common stock to be issued to the holders of RightCHOICE Managed Care, Inc., a Missouri corporation (the registrant), class A common stock in conjunction with the merger of the registrant with and into New RightCHOICE as described in the registration statement. In connection with the preparation and revision of the registration statement, the notes to the registrant's financial statements, the management's discussion and analysis of financial condition and results of operations of the registrant, and the biographies of certain executive officers of the registrant included in the registration statement were revised to add more detailed disclosure. The purpose of this Form 10-K/A is to amend the registrant's Form 10-K for the fiscal year ended December 31, 1999 to include these changes. None of the additions or modifications had any effect on net income, total assets, total liabilities or total equity as previously reported. No part of the Form 10-K for the fiscal year ended December 31, 1999 previously filed with the SEC other than Items 7, 7A, 8, 10, and 14 are affected by this amendment.

                                    PART II

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     -------------------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

The following presents management's discussion and analysis of RightCHOICE's financial condition and results of operations as of the dates and for the periods indicated. You should read this discussion in conjunction with the accompanying Consolidated Financial Statements and Notes thereto and the information set forth under the caption "Risk Factors" of Part I, Item I, General Business, of the Annual Report on Form 10-K, and under the caption in
Note 13 "Contingencies" of Part II, Item 8, Financial Statements and Supplementary Data, of this amended Annual Report on Form 10-K/A.

This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from those anticipated in these forward-looking statements.

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

Operating expenses for RightCHOICE's underwritten segment include health care service costs, commissions, and general and administrative expenses, as well as any non-recurring charges attributable to that segment's operations. Operating expenses for RightCHOICE's self-funded segment include commissions, general and administrative expenses, and non-recurring charges attributable to the segment. Operating expenses for the underwritten segment increased $19.3 million to $737.0 million in 1999 from $717.7 million in 1998 primarily due to an increase in health care service costs of $21.7 million in 1999 as compared to 1998. Operating expenses for the self-funded segment increased $6.2 million to $60.3 million in 1999 from $54.0 million in 1998. This increase was primarily due to the increase in HealthLink's general and administrative expenses of $6.6 million, as previously described.

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

Effective March 1, 1998, RightCHOICE discontinued its Medicaid product in an 18-county central Missouri region. RightCHOICE decided to discontinue these services because it believed that the State of Missouri had proposed unacceptable contract terms. As of December 31, 1997, RightCHOICE had approximately 5,100 members enrolled in its Medicaid product.

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

Operating expenses for the underwritten segment decreased $6.0 million to $717.7 million in 1998 from $723.8 million in 1997. This decrease is partially due to the $29.5 million charge for loss reserves in

1997 related to the Missouri Consolidated Health Care Plan contract, as previously described. Excluding this charge, operating expenses increased $23.5 million, primarily due to an increase in health care service costs of $24.7 million in 1998 as compared to 1997. Operating expenses for the self-funded segment decreased $2.6 million to $54.0 million in 1998 from $56.7 million in 1997 despite the fact that HealthLink's general and administrative expenses increased by $6.5 million over this same time period. This decrease was primarily due to a reduction in RightCHOICE's other self-funded general and administrative expenses due to the loss of approximately 72,000 members, as previously described.

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

Liquidity and capital resources

RightCHOICE's working capital as of December 31, 1999 was $73.0 million, an increase of $8.5 million from December 31, 1998. The increase is partially attributable to the net income of $17.2 million in 1999. Depreciation and amortization expenses related to noncurrent assets were $17.2 million. RightCHOICE capitalized $6.6 million of costs for property and equipment purchases, $4.3 million of which relates to capitalized information and operations strategy development costs. RightCHOICE's unrealized net appreciation of investments available for sale decreased by $5.6 million in 1999. In addition, during 1999, RightCHOICE repaid $9.0 million of the debt from RightCHOICE's reducing revolving credit facility as well as $4.6 million of debt related to capital leases.

Net cash provided by operations totaled $28.7 million for the year ended December 31, 1999 as compared to $11.0 million for the year ended December 31, 1998. For 1999, RightCHOICE's net income was $17.2 million, which included (on a before-tax basis) $0.5 million of net realized losses from the sale of investments, $17.2 million of depreciation and amortization expenses, and $9.1 million related to the reduction in the Missouri Consolidated Health Care Plan contract loss reserve. In addition, receivables from members, accounts payable and accrued expenses, medical claims payable, and net intercompany payables were affected by the timing of operating cash payments and receipts, intercompany tax settlements, as well as changes in membership and utilization and claims payment trends. Receivables from members increased by $10.9 million in part due to an increase of $9.1 million related to HealthLink receivables, rate increases related to RightCHOICE's underwritten products, and other timing factors. Accounts payable and accrued expenses decreased by $5.2 million due in part to a $6.0 million settlement payment relating to a contingency that was previously reserved. Medical claims payable increased by $14.4 million, approximately 13%, due to the increase in the cost of health care services, the timing of claim payments, and an increase in RightCHOICE's claims inventory. RightCHOICE's efforts to reduce claims inventory during 2000 could reduce the level of operating cash flows in future quarters of 2000. Net intercompany payables decreased by $9.7 million due to the timing of operating cash receipts and payments and intercompany tax settlements, among other things.

On August 29, 1997, RightCHOICE reported the commencement of the litigation with the Missouri Consolidated Health Care Plan and estimated losses (giving effect to all possible renewal terms of the Missouri Consolidated Health Care Plan contract without requested rate increases) in the range of $30 million to $40 million. As a result of management's assessment of the profitability of its contract for providing health care services to members of the Missouri Consolidated Health Care Plan, RightCHOICE recorded a pre-tax charge for probable future losses of $29.5 million during the third quarter of 1997. The charge resulted from inadequate rate increases that were contractually limited for the remainder of the Missouri Consolidated Health Care Plan contract, which extended through the year 2000. The pre-tax charge was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. RightCHOICE was advised by the Missouri Department of Insurance in March 1998 that the entire amount of the reserve for the Missouri Consolidated Health Care Plan contract recorded by RightCHOICE for projected losses under the contract through the year 2000 must, for statutory accounting purposes, be recorded by RightCHOICE's subsidiary BlueCHOICE on its statutory filings with the Missouri Department of Insurance. With the prior regulatory approval of the Missouri Department of Insurance, BlueCHOICE issued surplus notes to RightCHOICE in the amount of $29 million to ensure the statutory solvency of BlueCHOICE. On August 6, 1999, the Missouri Consolidated Health Care Plan executed an amendment to the contract providing a rate increase that is anticipated to be approximately 21% for public entities, modified rate factors for state employees, and modification of the pharmacy benefit, effective January 1, 2000, for the 2000 contract year. While management of RightCHOICE believes the current provision for losses is adequate, particularly in light of the rate increases provided on August 6, 1999, if the actual public entity membership in the Missouri Consolidated Health Care Plan grows at a rate in excess of the rate used in the actuarial estimates, or if the projected limited rate increases and medical cost trends should differ materially from those assumed in the actuarial estimates, then the amount of the reserve recorded to date could be insufficient to cover all future losses which may be associated with the Missouri Consolidated Health Care Plan contract, and such losses could have a material adverse effect on RightCHOICE.

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

Under applicable state regulations, some of RightCHOICE's subsidiaries are required to retain cash generated from their operations. After giving effect to these restrictions, RightCHOICE had approximately $9.1 million in cash and investments available for general corporate purposes without regulatory approval as of December 31, 1999.

Other than continued investment in information technology, debt repayment, and license fees, RightCHOICE currently has no definitive material commitments for future use of its current or expected levels of available cash resources. RightCHOICE anticipates that in 2000 it will repay $8.0 million of its long-term debt under the credit agreement's requirements, as described above. In
2000, RightCHOICE anticipates that it will expend approximately $8.6 million, of which $6.5 million will be capitalized, related to RightCHOICE's information and operations strategy project. RightCHOICE expects to continue to pay annual license fees of approximately $0.7 million to $0.8 million related to its licenses from the Blue Cross and Blue Shield Association to use the Blue Cross and Blue Shield service marks. However, the amount of the license fees may vary from year to year based on RightCHOICE's total revenue as compared to that of all Blue Cross and Blue Shield licensees as well as changes adopted by the Blue Cross and Blue Shield Association to its overall formulas for computing the license fees. RightCHOICE's management continually evaluates opportunities to expand RightCHOICE's operations. RightCHOICE's expansion options may include additional acquisitions and internal development of new products and programs. RightCHOICE's available cash resources will remain in interest-bearing investments until they are utilized for such purposes.

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

The following table shows the effect of changes in interest rates on RightCHOICE's investment return, duration and market value. The analysis below incorporates the prepayment risk associated with RightCHOICE's investments in callable securities as well as the optionality of its mortgage-backed and asset-backed securities. The analysis includes a 12-month projection of market values given the applicable changes in yields that management believes are reasonably possible in the near term from that which existed at year-end 1999 with the assumption that investment income is reinvested.

                                 Return %
                    ------------------------------------
     Yield Change                                          Effective
    (basis points)     Total       Income      Price       Duration    Market Value
    -------------------------------------------------------------------------------
        -200           15.71        7.23        8.48         3.98        $199,559
        -150           13.58        7.23        6.35         4.01         195,882
        -100           11.49        7.25        4.24         4.07         192,276
         -50            9.39        7.28        2.11         4.13         188,666
           0            7.31        7.31        0.00         4.16         185,068
          50            5.27        7.34       -2.07         4.16         181,554
         100            3.29        7.37       -4.08         4.12         178,138
         150            1.37        7.40       -6.03         4.08         174,834
         200           -0.48        7.43       -7.91         4.03         171,644

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

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ---------------------------------------------------

Index to Financial Statements:

                                                                                      Page
                                                                                      ----
Consolidated Balance Sheets, December 31, 1999, and 1998...........................     35
Consolidated Statements of Income for the years ended
     December 31, 1999, 1998 and 1997..............................................     36
Consolidated Statements of Changes in Shareholders' Equity for the years ended
     December 31, 1999, 1998 and 1997..............................................     37
Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997..............................................     38
Notes to Consolidated Financial Statements.........................................     39
Report of Independent Accountants..................................................     71
Report of Independent Accountants..................................................     72
Financial Statement Schedule - Condensed Financial Information of Registrant.......     73

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

Michael Fulk joined RightCHOICE as Senior Vice President and Chief Marketing Executive in January 1998. Mr. Fulk joined RightCHOICE from United HealthCare, Birmingham, Alabama, where he was Senior Vice President of Sales and Marketing from April 1995 until December 1997. Earlier, Mr. Fulk served as the top sales and marketing executive for United HealthCare's HMO, POS and PPO operations in Texas, Alabama, Louisiana, Tennessee, Arkansas, Mississippi and the Gulf Coast region.

Herbert B. Schneiderman joined RightCHOICE as Senior Vice President, Medical Delivery Systems, in July 1995. Mr. Schneiderman came to RightCHOICE after spending 21 years at Saint Louis University Hospital, the last seven as its Chief Executive Officer.

John J. Seidenfeld, M.D. was named Senior Vice President and Corporate Medical Officer in June 1999. He came to RightCHOICE from CIGNA Health Care of Texas where he had served as Vice President and Corporate Medical Director beginning 1996. In 1995, Dr. Seidenfeld was in private practice as a pulmonary and critical care physician, the Executive Director and Medical Director at the Solomon Anthony Clinic in San Antonio, a clinical professor at the University of Texas at San Antonio and a Consultant Medical Director of Humana Health Plan of Texas.

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

                                    PART IV

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         -------------------------------------------------------------
                                  ON FORM 8-K
                                  -----------

a)     The following documents are filed as part of this report:

1)     Financial Statements:

       The financial statements required to be filed as part of this Form 10-K/A are set forth in the index in Part II, Item 8 of this report.

2)   Financial Statement Schedules:

                                                                               Page
                                                                               ----
       The schedule required to be filed as part of this report is as follows:

       I.  Condensed Financial Information of Registrant                         73

Schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the consolidated financial statements or related notes thereto.

3)     Exhibits

2      Conceptual framework for agreement to resolve litigation and regulatory issues with the Missouri Department of Insurance and the Missouri Attorney General (portion omitted pursuant to request for confidential treatment) - Incorporated by reference - previously filed as Exhibit 2 to the Registrant's Form 10-Q for the period ending March 31, 1998.*

2.1 Reorganization Agreement between the Registrant, Healthy Alliance Life Insurance Company (HALIC) and Blue Cross and Blue Shield of Missouri (BCBSMo) - Incorporated by reference - previously filed as Exhibit 2.1 to the Registrant's Form 10-K for the period ending December 31, 1994.*

2.1.1 Supplement to the Reorganization Agreement between the Registrant, Healthy Alliance Life Insurance Company (HALIC) and Blue Cross and Blue Shield of Missouri (BCBSMo) - Incorporated by reference - previously filed as Exhibit
2.1.1 to the Registrant's Form 10-K for the period ending December 31, 1995.*

2.2 Agreement and Plan of Reorganization, dated as of March 14, 2000, by and among Blue Cross and Blue Shield of Missouri, RightCHOICE Managed Care, Inc., a Missouri corporation, The Missouri Foundation for Health and RightCHOICE Managed Care, Inc., a Delaware corporation - Incorporated by reference - previously filed as Exhibit 2.2 to the Registrant's Form 10-K for the period ending December 31, 1999.*

3.1 Articles of Incorporation of the Registrant - Incorporated by reference - previously filed as Exhibit 3.1 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

3.1.1 Amendment to Articles of Incorporation of the Registrant - Incorporated by reference - previously filed as Exhibit 3.1.1 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

3.2.1 Amended and Restated Bylaws of the Registrant dated October 27, 1997 - Incorporated by reference - previously filed as Exhibit 3.2 to the Registrant's Form 10-Q for the period ending September 30, 1997.*

4.1 Specimen of Class A Common Stock Certificate of the Registrant - Incorporated by reference - previously filed as Exhibit 4.1 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

4.2 Specimen of Class B Common Stock Certificate of Registrant - Incorporated by reference - previously filed as Exhibit 4.2 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.2 Reinsurance Agreement between the Registrant and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.2 to the Registrant's Form 10-K for the period ending December 31, 1994.*

10.3 Network Rental Agreement between the Registrant and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.3 to the Registrant's Form 10-K for the period ending December 31, 1994.*

10.4.1 Amended and Restated Administrative Services Agreement between the Registrant and BCBSMo - Incorporated by reference - previously filed as Exhibit
10.4.1 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.5.1 Amended and Restated Tax Allocation Agreement - Incorporated by reference - previously filed as Exhibit 10.5.1 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.5.2 State Income Tax Allocation Agreement by and among Blue Cross and Blue Shield of Missouri and RightCHOICE Managed Care, Inc., dated September 30, 1999
- Incorporated by reference - previously filed as Exhibit 10.1 to the Registrant's Form 10-Q for the period ending September 30, 1999.*

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

10.6.9 Addendum to Blue Cross License Agreement between BCBSA and BCBSMo, dated November 23, 1999 - Incorporated by reference - previously filed as Exhibit
10.6.9 to the Registrant's Form 10-K for the period ending December 31, 1999.*

10.7.3 Blue Shield License Agreement between BCBSA and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.7.3 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.7.4 Blue Shield License Agreement between BCBSA and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.7.4 to the Registrant's Form 8-K filed on November 25, 1998.*

10.7.5 Addendum to Blue Shield License Agreement between BCBSA and BCBSMo - Incorporated by reference - previously filed as Exhibit 10.7.5 to the Registrant's Form 8-K filed on November 25, 1998.*

10.7.6 Summary of Approved Changes to the Blue Shield Primary License Agreement
- Incorporated by reference - previously filed as Exhibit 10.7.6 to the Registrant's Form 10-K for the period ending December 31, 1998.*

10.7.7 Summary of Approved Changes to the Blue Shield Primary License Agreement
- Incorporated by reference - previously filed as Exhibit 10.2 to the Registrant's Form 10-Q for the period ending June 30, 1999.*

10.7.8 Addendum to Blue Shield License Agreement among BCBSA and BCBSMo, dated November 23, 1999 - Incorporated by reference - previously filed as Exhibit
10.7.8 to the Registrant's Form 10-K for the period ending December 31, 1999.*

10.8.2 Blue Cross Controlled Affiliate License Agreement among BCBSA, HMO Missouri, Inc., and BCBSMo - Incorporated by reference - previously filed as
Exhibit 10.8.2 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.8.3 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HMO Missouri, Inc. - Incorporated by reference - previously filed as Exhibit
10.8.3 to the Registrant's Form 8-K filed on November 25, 1998.*

10.8.4 Addendum to Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HMO Missouri, Inc. - Incorporated by reference - previously filed as Exhibit 10.8.4 to the Registrant's Form 8-K filed on November 25, 1998.*

10.8.5 Addendum to Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo and HMO Missouri, Inc., dated November 23, 1999 - Incorporated by reference - previously filed as Exhibit 10.8.5 to the Registrant's Form 10-K for the period ending December 31, 1999.*

10.9.2 Blue Shield Controlled Affiliate License Agreement among BCBSA, HMO Missouri, Inc., and BCBSMo - Incorporated by reference - previously filed as
Exhibit 10.9.2 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.9.3 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HMO Missouri, Inc. - Incorporated by reference - previously filed as Exhibit
10.9.3 to the Registrant's Form 8-K filed on November 25, 1998.*

10.9.4 Addendum to Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HMO Missouri, Inc. - Incorporated by reference - previously filed as Exhibit 10.9.4 to the Registrant's Form 8-K filed on November 25, 1998.*

10.9.5 Addendum to Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo and HMO Missouri, Inc., dated November 23, 1999 - Incorporated by reference - previously filed as Exhibit 10.9.5 to the Registrant's Form 10-K for the period ending December 31, 1999.*

10.10.2 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo and the Registrant - Incorporated by reference - previously filed as Exhibit
10.10.2 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.10.3 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo, and the Registrant - Incorporated by reference - previously filed as Exhibit
10.10.3 to the Registrant's Form 8-K filed on November 25, 1998.*

10.10.4 Addendum to Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo, and the Registrant - Incorporated by reference - previously filed as Exhibit 10.10.4 to the Registrant's Form 8-K filed on November 25, 1998.*

10.10.5 Summary of Approved Changes to the Blue Cross Controlled Affiliate License Agreement - Incorporated by reference - previously filed as Exhibit
10.10.5 to the Registrant's Form 10-K for the period ending December 31, 1998.*

10.10.6 Summary of Approved Changes to the Blue Cross Controlled Affiliate License Agreement - Incorporated by reference - previously filed as Exhibit 10.3 to the Registrant's Form 10-Q for the period ending June 30, 1999.*

10.10.7 Addendum to Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo and the Registrant, dated November 23, 1999 - Incorporated by reference - previously filed as Exhibit 10.10.7 to the Registrant's Form 10-K for the period ending December 31, 1999.*

10.11.2 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo and the Registrant - Incorporated by reference - previously filed as Exhibit
10.11.2 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.11.3 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo, and the Registrant - Incorporated by reference - previously filed as Exhibit
10.11.3 to the Registrant's Form 8-K filed on November 25, 1998.*

10.11.4 Addendum to Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo, and the Registrant - Incorporated by reference - previously filed as Exhibit 10.11.4 to the Registrant's Form 8-K filed on November 25, 1998.*

10.11.5 Summary of Approved Changes to the Blue Shield Controlled Affiliate License Agreement - Incorporated by reference - previously filed as Exhibit
10.11.5 to the Registrant's Form 10-K for the period ending December 31, 1998.*

10.11.6 Summary of Approved Changes to the Blue Shield Controlled Affiliate License Agreement - Incorporated by reference - previously filed as Exhibit 10.4 to the Registrant's Form 10-Q for the period ending June 30, 1999.*

10.11.7 Addendum to Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo and the Registrant, dated November 23, 1999 - Incorporated by reference - previously filed as Exhibit 10.11.7 to the Registrant's Form 10-K for the period ending December 31, 1999.*

10.12.2 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo and HALIC - Incorporated by reference - previously filed as Exhibit 10.12.2 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.12.3 Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo, and Healthy Alliance Life Insurance Company (HALIC) - Incorporated by reference
- previously filed as Exhibit 10.12.3 to the Registrant's Form 8-K filed on November 25, 1998.*

10.12.4 Addendum to Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HALIC - Incorporated by reference - previously filed as
Exhibit 10.12.4 to the Registrant's Form 8-K filed on November 25, 1998.*

10.12.5 Addendum to Blue Cross Controlled Affiliate License Agreement among BCBSA, BCBSMo and HALIC, dated November 23, 1999 - Incorporated by reference - previously filed as Exhibit 10.12.5 to the Registrant's Form 10-K for the period ending December 31, 1999.*

10.13.2 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo and HALIC - Incorporated by reference - previously filed as Exhibit 10.13.2 to the Registrant's Form 10-K for the period ending December 31, 1997.*

10.13.3 Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HALIC - Incorporated by reference - previously filed as Exhibit 10.13.3 to the Registrant's Form 8-K filed on November 25, 1998.*

10.13.4 Addendum to Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo, and HALIC - Incorporated by reference - previously filed as
Exhibit 10.13.4 to the Registrant's Form 8-K filed on November 25, 1998.*

10.13.5 Addendum to Blue Shield Controlled Affiliate License Agreement among BCBSA, BCBSMo and HALIC, dated November 23, 1999 - Incorporated by reference - previously filed as Exhibit 10.13.5 to the Registrant's Form 10-K for the period ending December 31, 1999.*

10.16 Directors' Stock Option Plan of the Registrant - Incorporated by reference - previously filed as Exhibit 10.18 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.17 Equity Incentive Plan of the Registrant - Incorporated by reference - previously filed as Exhibit 10.19 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.17.1 Amendment to Equity Incentive Plan of the Registrant - Incorporated by reference - previously filed as Exhibit 10.19.1 to the Registrant's Form 10-K for the period ending December 31, 1994.*

10.20 Form of Indemnification Agreement between the Registrant and its Directors and Officers (and list of parties who have executed indemnification agreements) - Incorporated by reference - previously filed as Exhibit 10.22 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.21 Agreement of Indemnification between BCBSMo and the Registrant and its subsidiaries - Incorporated by reference - previously filed as Exhibit 10.23 to the Registrant's Form 10-K for the period ending December 31, 1994.*

10.22 Registrant Supplemental Executive Retirement Plan - Incorporated by reference - previously filed as Exhibit 10.24 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.22.1 Registrant Supplemental Executive Retirement Plan as restated effective September 24, 1999 - Incorporated by reference - previously filed as Exhibit
10.22.1 to the Registrant's Form 10-K for the period ending December 31, 1999.*

10.23 Registrant Executive Deferred Compensation Plan - Incorporated by reference - previously filed as Exhibit 10.24 to Registration Statement on Form S-1 under the Securities Act of 1933 filed by the Registrant. Registration Statement No. 33-77798.*

10.23.1 Amendment No. 1 to Registrant Executive Deferred Compensation Plan, amended and restated as of February 1, 1998 - Incorporated by reference - previously filed as Exhibit 10.23.1 to the Registrant's Form 10-K for the period ending December 31, 1999.*

10.23.2 Basic Program Document of the Nonqualified Deferred Compensation Program sponsored by INVESCO Retirement Plan Services - Incorporated by reference - previously filed as Exhibit 10.5 to the Registrant's Form 10-Q for the period ending June 30, 1999.*

10.23.3 Adoption Agreement for the Company's Executive Nonqualified Deferred Compensation Program - Incorporate by reference - previously filed as Exhibit
10.6 to the Registrant's Form 10-Q for the period ending June 30, 1999.*

10.24 Amended Nonemployee Director Deferred Compensation Plan of the Registrant- Incorporated by reference - previously filed as Exhibit 10.26 to the Registrant's Form 10-K for the period ending December 31, 1994.*

10.24.1 Amendment No. 1 to February 1, 1998 Amended and Restated Nonemployee Directors' Deferred Compensation Plan - Incorporated by reference - previously filed as Exhibit 10.24.1 to the Registrant's Form 10-K for the period ending December 31, 1999.*

10.24.2 Adoption Agreement for the Company's Directors Nonqualified Deferred Compensation Program - Incorporated herein by reference - previously filed as
Exhibit 10.7 to the Registrant's Form 10-Q for the period ending June 30, 1999.*

10.24.3 Adoption Agreement for the Blue Cross and Blue Shield of Missouri Board of Trustees Nonqualified Deferred Compensation Program - Incorporated by reference - previously filed as Exhibit 10.8 to the Registrant's Form 10-Q for the period ending June 30, 1999.*

10.30 Credit Agreement dated as of August 10, 1995 among RightCHOICE Managed Care, Inc., as the Borrower, Bank of America National Trust and Savings Association, as Administrative Agent. The Boatmen's National Bank of St. Louis, as Co-Agent and the other Financial Institutions Party Hereto arranged by BA Securities, Inc. - Incorporated by reference - previously filed as Exhibit 10.1 to the Registrant's Form 10-Q for the period ending June 30, 1995.*

10.30.1 First Amendment to the Credit Agreement. - Incorporated by reference - previously filed as Exhibit 10.36.1 to the Registrant's Form 10-K for the period ending December 31, 1995.*

10.30.2 Consent and Second Amendment to the Credit Agreement - Incorporated by reference - previously filed as Exhibit 10.36.2 to the Registrant's Form 10-K for the period ending December 31, 1995.*

10.30.3 Third amendment to the Credit Agreement - Incorporated by reference - previously filed as Exhibit 10.2 to the Registrant's Form 10-Q for the period ending June 30, 1996.*

10.30.4 Fourth amendment to the Credit Agreement - Incorporated by reference - previously filed as Exhibit 10.36.4 to the Registrant's Form 10-K for the period ending December 31, 1996.*

10.30.5 Fifth amendment to the Credit Agreement - Incorporated by reference - previously filed as Exhibit 10.36.5 to the Registrant's Form 10-K for the period ending December 31, 1996.*

10.30.6 Sixth amendment to the Credit Agreement - Incorporated by reference - previously filed as Exhibit 10.36.6 to the Registrant's Form 10-Q for the period ending September 30, 1997.*

10.36.7 Seventh amendment to the Credit Agreement - Incorporated by reference - previously filed as Exhibit 10.36.7 to the Registrant's Form 10-Q for the period ending September 30, 1999.*

10.31 Lease between Forty-Four Forty-Four Forest Park Redevelopment Corporation (Landlord) and RightCHOICE Managed Care, Inc. (Tenant) dated January 1, 1995 -Incorporated by reference - previously filed as Exhibit 10.2 to the Registrant's Form 10-Q for the period ending June 30, 1995.*

10.32 Sublease between RightCHOICE Managed Care, Inc. and Blue Cross and Blue Shield of Missouri dated January 1, 1995 - Incorporated by reference - previously filed as Exhibit 10.3 to the Registrant's Form 10-Q for the period ending June 30, 1995.*

10.33 Building Services Agreement between Forty-Four Forty-Four Forest Park Redevelopment Corporation and RightCHOICE Managed Care, Inc. dated January 1, 1995 - Incorporated by reference - previously filed as Exhibit 10.4 to the Registrant's Form 10-Q for the period ending June 30, 1995.*

10.45 Executive Employment Agreement of John A. O'Rourke dated February 27, 1997 - Incorporated by reference - previously filed as Exhibit 10.51 to the Registrant's Form 10-Q for the period ending September 30, 1997.*,**

10.45.1 First Amendment to Executive Employment Agreement of John A. O'Rourke dated December 28, 1999 - Incorporated by reference - previously filed as
Exhibit 10.45.1 to the Registrant's Form 10-K for the period ending December 31, 1999.*,**

10.47 Executive Severance Agreement between the Registrant and Sandra Van Trease - Incorporated by reference - previously filed as Exhibit 10.47 to the Registrant's Form 10-K for the period ending December 31, 1997.*,**

10.48 Executive Severance Agreement between the Registrant and Herbert B. Schneiderman - Incorporated by reference - previously filed as Exhibit 10.48 to the Registrant's Form 10-K for the period ending December 31, 1997.*,**

10.50 Officer Severance Agreement between the Registrant and Sandra Van Trease- Incorporated by reference - previously filed as Exhibit 10.50 to the Registrant's Form 10-K for the period ending December 31, 1997.*,**

10.51 Officer Severance Agreement between the Registrant and Herbert B. Schneiderman - Incorporated by reference - previously filed as Exhibit 10.51 to the Registrant's Form 10-K for the period ending December 31, 1997.*,**

10.52 Form of Executive Severance Agreement between the Registrant and certain senior vice presidents of the Registrant (and list of parties who have executed executive severance agreements) - Incorporated by reference - previously filed as Exhibit 10.52 to the Registrant's Form 10-K for the period ending December 31, 1997.*,**

10.52.1 Updated list of certain senior vice presidents who have executed executive severance agreements - Incorporated by reference - previously filed as
Exhibit 10.52.1 to the Registrant's Form 10-K for the period ending December 31, 1999.*,**

10.52.2 Form of Amendment No. 1 to Executive Severance Agreement between the Registrant and certain senior vice presidents of the Registrant (and list of parties who have executed Amendment No. 1 to Executive Severance Agreement) - Incorporated by reference - previously filed as Exhibit 10.52.2 to the Registrant's Form 10-K for the period ending December 31, 1999.*,**

10.53 Form of Officer Severance Agreement between the Registrant and certain senior vice presidents of the Registrant (and list of parties who have executed officer severance agreements) - Incorporated by reference - previously filed as
Exhibit 10.53 to the Registrant's Form 10-K for the period ending December 31, 1997.*,**

10.53.1 Updated list of certain senior vice presidents who have executed officer severance agreements - Incorporated by reference - previously filed as
Exhibit 10.53.1 to the Registrant's Form 10-K for the period ending December 31, 1999.*,**

10.54 Form of Officer Severance Agreement between the Registrant and certain vice presidents of the Registrant (and list of parties who have executed officer severance agreements) - Incorporated by reference - previously filed as Exhibit 10.54 to the Registrant's Form 10-K for the period ending December 31, 1997.*,**

10.54.1 Updated list of certain vice presidents who have executed officer severance agreements - Incorporated by reference - previously filed as Exhibit
10.54.1 to the Registrant's Form 10-K for the period ending December 31, 1999.*,**

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

10.68 Order of Reference dated November 6, 1998 - Incorporated by reference - previously filed as Exhibit 10 to the Registrant's Form 10-Q for the period ending September 30, 1998.*

10.69 Executive Severance Agreement between the Registrant and Michael Fulk - Incorporated by reference - previously filed as Exhibit 10.69 to the Registrant's 10-K for the period ending December 31, 1998.*,**

10.70 Officer Severance Agreement between the Registrant and Michael Fulk - Incorporated by reference - previously filed as Exhibit 10.69 to the Registrant's 10-K for the period ending December 31, 1998.*,**

10.71 Executive Severance Agreement between the Registrant and Angela F. Braly - Incorporated by reference - previously filed as Exhibit 10.71 to the Registrant's Form 10-K for the period ending December 31, 1999.*,**

10.72 Officer Severance Agreement between the Registrant and Angela F. Braly - Incorporated by reference - previously filed as Exhibit 10.72 to the Registrant's Form 10-K for the period ending December 31, 1999.*,**

21.1 List of Subsidiaries of the Registrant - Incorporated by reference - previously filed as Exhibit 21.1 to the Registrant's Form 10-K for the period ending December 31, 1999.*

23.1 Consent of PricewaterhouseCoopers LLP with regard to the Registrant's Registration Statements on Form S-8 - Registration Statement No. 33-90608, Registration Statement No. 333-33293, and Registration Statement No. 333-33317.

27       Financial Data Schedule (Electronic Filing Only) - Incorporated by
reference - previously filed as Exhibit 27 to the Registrant's Form 10-K for the period ending December 31, 1999.*

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

c)       See Exhibits listed in Item 14(a) hereof and the attached to this Form
10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 25, 2000             RightCHOICE Managed Care, Inc.

                                       By: /s/ John A. O'Rourke
                                           --------------------
                                           John A. O'Rourke
                                           Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                         Title                                      Date
           ---------                         -----                                      ----
     /s/ John A. O'Rourke              Chairman of the Board,                        September 25, 2000
---------------------------------      President and Chief Executive
     John A. O'Rourke                  Officer


     /s/ Sandra A. Van Trease          Senior Executive Vice President, Chief        September 25, 2000
---------------------------------      Operating Officer, Chief Financial
     Sandra A. Van Trease              Officer (Principal Financial Officer
                                       and Principal Accounting Officer)


     /s/ William H. T. Bush            Director                                      September 25, 2000
---------------------------------
     William H. T. Bush

     /s/ Earle H. Harbison, Jr.        Director                                      September 25, 2000
---------------------------------
     Earle H. Harbison, Jr.

     /s/ Roger B. Porter, Ph.D.        Director                                      September 25, 2000
---------------------------------
     Roger B. Porter, Ph.D.

     /s/ Gloria W. White               Director                                      September 25, 2000
---------------------------------
     Gloria W. White

    /s/ Willian J. Schicker            Director                                      September 25, 2000
---------------------------------
    William J. Schicker


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

Principles of consolidation

The Consolidated Financial Statements include the accounts of RightCHOICE and its subsidiaries after elimination of all significant intercompany transactions. These subsidiaries include Healthy Alliance Life Insurance Company (HALIC), HealthLink HMO, Inc. (HealthLink HMO), HMO Missouri, Inc. (BlueCHOICE), and Diversified Life Insurance Agency of Missouri, Inc., all Missouri corporations, and HealthLink, Inc. (HealthLink) and RightCHOICE Insurance Company (RIC), both Illinois corporations. Investments in business entities in which the company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20-50% owership), are accounted for by the equity method. Other investments are accounted for by the cost method.

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

Goodwill and intangible assets

Goodwill and intangible assets represent the excess of cost over the fair market value of net assets acquired in purchase transactions. Gross goodwill and intangible assets (excluding related accumulated amortization) was $85,770 and $85,975 as of December 31, 1999, and 1998, respectively, and is amortized on a straight-line basis over periods not exceeding 40 years. Gross goodwill is inclusive of $74,137 of goodwill related to the purchase of HealthLink in 1995 and is amortized over 40 years. All other goodwill and intangible assets are amortized over periods not exceeding 10 years. Accumulated amortization on goodwill and intangible assets as of December 31, 1999, and 1998 was $14,370 and $11,467, respectively. Accumulated amortization of the HealthLink goodwill was $8,186 and $6,333 as of December 31, 1999 and 1998, respectively. Amortization expense of the goodwill and other intangibles aggregated $2,903, $2,924, and $7,487 in 1999, 1998, and 1997, respectively, including the amortization of the intangibles related to the purchase of HealthLink in 1995 of $2,769, $2,769, and $3,061 in 1999, 1998, and 1997, respectively.

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

Fair value of financial instruments

The carrying amount for cash and cash equivalents, receivables, and accounts payable approximates fair value because of the short maturity of those instruments. The fair value of investments available for sale at December 31, 1999, and 1998, determined based upon quoted market prices, is disclosed in Note
4. The carrying amount of the long-term debt approximates fair value as the underlying instruments have variable interest rates at market value (see Note
10).

Revenue recognition and unearned premiums

For the majority of members, premiums are billed in advance of coverage periods. For all other members, premiums are billed based on actual incurred claims or other contractual arrangements. Premiums are recognized when the payor is obligated to pay and are recorded as earned revenue over the period to which health care coverage relates. Amounts billed but unearned are recorded as unearned premiums. RightCHOICE's TPA and ASO self-funded program revenue is earned as services are performed and the payor is obligated to pay and consists of administrative fees for services provided to third parties, including management of medical services, claims processing and access to provider networks. Under TPA and ASO contracts, self-funded employers retain the full risk of financing benefits. Funds received from employers are equal to amounts required to fund benefit expenses and administrative fees, and are shown net in the financial statements. Net revenue for these programs is reflected in fees and other income. RightCHOICE's TPA and ASO self-funded programs do not involve the assumption of significant insurance or credit risks; therefore, revenue from these programs is reflected in fees and other income. During the years ended December 31, 1999, 1998 and 1997, RightCHOICE received reimbursements for claims paid of $54,232, $50,558, and $106,227, respectively, from TPA and ASO self-funded groups.

Non-recurring charges

During the fourth quarter of 1998, RightCHOICE recorded a $0.9 million charge related to the reduction of its workforce. RightCHOICE also incurred charges to earnings of $3.3 million in 1997, for costs associated with moving RightCHOICE's claims, customer service, billing, and provider services functions from St. Louis to Springfield, Missouri, and Cape Girardeau, Missouri. In addition, during the third quarter of 1997, BlueCHOICE recorded a $29.5 million loss reserve for estimated losses relating to its contract with the Missouri Consolidated Health Care Plan. The reserve is based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. The remaining balance of this loss reserve was $7.3 million at December 31, 1999. As of December 31, 1999, management believed that this remaining balance would be adequate to cover the actual losses expected to be incurred on this contract during the year 2000.

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
                                                 ====        ====      ======

The primary temporary differences that gave rise to deferred income taxes were as follows:

                                                       December 31,
                                                       ------------
                                                    1999         1998
                                                    ----         ----
Deferred tax assets:
 Capitalized vendor software.................     $ 6,223     $ 4,149
 Medical claims payable discounting..........       1,672       1,501
 Employee benefits...........................       8,738       7,910
 Unearned premiums...........................       4,065       3,767
 Other capitalized expenses..................       2,324       2,429
 Reserve for loss contract...................       2,541       5,709
 Unrealized depreciation of securities.......       2,366
 Other.......................................       5,775       8,136
                                                  -------     -------
     Total deferred tax assets...............      33,704      33,601
                                                  -------     -------
Deferred tax liabilities:
 Capitalized internal software...............       8,081       8,983
 Unrealized appreciation of securities.......                     832
 Other tax-deductible expenses...............       7,203       7,293
                                                  -------     -------
     Total deferred tax liabilities..........      15,284      17,108
                                                  -------     -------
Valuation allowance..........................                    (112)
                                                  -------     -------
Net deferred tax asset.......................     $18,420     $16,381
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
                                                   =======       =======

The primary cause of the actuarial gain and loss in 1999 and 1998, respectively, relates to the change in the discount rate assumptions. The discount rate assumption dropped from 7.25% to 6.75% during 1998 and rose from 6.75% to 7.75% during 1999. The effect on 1998 was an actuarial loss of $4.3 million and the effect on 1999 was an actuarial gain of $8.7 million. In addition, other factors, primarily demographic experience, resulted in actuarial gains in both years. These other factors resulted in an actuarial gain of $0.6 million and $1.2 million in 1999 and 1998, respectively.

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

Stock-based compensation plans

RightCHOICE provides an Equity Incentive Plan and a Directors' Stock Option Plan (the plans), which allow for the annual grant of stock options in the form of incentive stock options, non-qualified stock options and restricted stock grants, and are further described below. RightCHOICE applies APB Opinion 25 and related interpretations in accounting for these plans. RightCHOICE does not issue stock options to non-employees other than directors. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for RightCHOICE's plans been determined consistent with SFAS No. 123, net income
(loss) and earnings (loss) per share would have been reduced or increased to the pro forma amounts indicated below:

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

The licenses (which include the primary licenses granted to Blue Cross and Blue Shield of Missouri and the controlled affiliate licenses to RightCHOICE, HALIC and BlueCHOICE) give these companies the right to use the Blue Cross and Blue Shield names and service marks in connection with health insurance products marketed and sold in Blue Cross and Blue Shield of Missouri's licensed operating area (consisting of 85 counties in eastern and central Missouri). The licenses require Blue Cross and Blue Shield of Missouri, RightCHOICE, HALIC and BlueCHOICE to pay license fees to BCBSA for the use of the marks. These license fees have aggregated approximately $0.7 million to $0.8 million per year for 1997 through 1999. The company expects to continue to incur annual license fees of similar amounts; however, the amounts may vary from year to year based on the company's total revenue as compared to that of all Blue Cross and Blue Shield licensees as well as changes adopted by BCBSA to its overall formulas for computing the license fees.

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

In addition, plaintiffs continue to bring new types of purported legal claims against managed care companies such as RightCHOICE. RightCHOICE cannot determine with any certainty the impact that these evolving theories of recovery may have on the managed care industry in general, or on RightCHOICE or its subsidiaries in particular.

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

In addition to minimum capital requirements imposed by BCBSA, the company's regulated subsidiaries must comply with certain minimum statutory surplus requirements in each of the states in which they operate. The combined statutory surplus of RightCHOICE's insurance and HMO subsidiaries was $111,482 and $102,489 at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, these subsidiaries were required to maintain a combined minimum of $51,111 and $57,451, respectively, of combined statutory surplus in order to meet the minimum BCBSA capital and statutory surplus requirements for these subsidiaries' states of domicile.

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

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 9, 2000, except for Note 13
for which the date is March 9, 2000

                       Report of Independent Accountants


To the Shareholders and Board of Directors of RightCHOICE Managed Care, Inc.:

Our report on the consolidated financial statements of RightCHOICE Managed Care, Inc. is included on page 71 of this Form 10-K/A. In connection with our audit of such financial statements, we have also audited the related financial statement schedules listed in Item 8 on page 18 of this Form 10-K/A.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included.


/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 9, 2000, except for Note 13
for which the date is March 9, 2000

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