Form 10-Q/A
period 2000-03-31
RIGHTCHOICE MANAGED CARE INC
filed 2000-10-02
CIK 921766

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


             AMENDMENT NO. 1 ON FORM 10-Q/A TO FORM 10-Q


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

                   RIGHTCHOICE MANAGED CARE, INC.
                    First Quarter 2000 Form 10-Q/A
                          Table of Contents


Explanatory Note

In April 1999, RightCHOICE Managed Care, Inc., a Delaware corporation
(New RightCHOICE), filed with the Securities and Exchange Commission a registration statement on Form S-4 to register the shares of New RightCHOICE common stock to be issued to the holders of RightCHOICE Managed Care, Inc., a Missouri corporation (the registrant), class A common stock in conjunction with the merger of the registrant with and into New RightCHOICE as described in the registration statement. In connection with the preparation and revision of the registration statement, the notes to the registrant's financial statements and the management's discussion and analysis of financial condition and results of operations of the registrant included in the registration statement were revised to add more detailed disclosure. The purpose of this Form 10-Q/A is to amend the registrant's Form 10-Q for the quarterly period ended March 31, 2000 to include these changes. None of the additions or modifications had any effect on net income, total assets, total liabilities or total equity as previously reported. No part of the Form 10-Q for the quarterly period ended
March 31, 2000 previously filed with the SEC other than Items 1 and 2 are affected by this amendment.


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

Other contingencies


In addition to the matters described above, from time to time in the ordinary course of business, RightCHOICE and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims relating to the denial of health care benefits. In some cases, plaintiffs may seek substantial punitive damages. The loss of even one of these claims, if it resulted in a significant punitive damage award could adversely affect RightCHOICE's financial condition or results of operations. The risk of potential liability under punitive damage theories also may make reasonable settlements of claims more difficult to obtain.



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


ITEM 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE
CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT ON FORM 10-Q/A CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO UNCERTAINTY AND CHANGES IN CIRCUMSTANCES. ACTUAL RESULTS MAY VARY MATERIALLY FROM THE EXPECTATIONS CONTAINED HEREIN. THE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED HEREIN INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS." RIGHTCHOICE IS NOT UNDER ANY OBLIGATION, AND EXPRESSLY DISCLAIMS ANY OBLIGATION, TO UPDATE OR ALTER ITS FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE RESULTS,
OR OTHERWISE.


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


Operating expenses for the company's underwritten segment include health care service costs, commissions, and general and administrative expenses. Operating expenses for the company's self-funded segment include commissions and general and administrative expenses. Operating expenses for the underwritten segment increased by $15.5 million to $196.9 million in the first quarter of 2000 from $181.4 million in the first quarter of 1999 primarily due to an increase in health care service costs of $13.3 million. In addition, commission expense and general and administrative expenses increased by $1.1 million and $1.0 million, respectively, during the first quarter of 2000 as compared to the first quarter of 1999. Increases to commission expense and general and administrative expenses are partially attributable to an increase in RightCHOICE's underwritten membership of approximately 4 percent from March 31, 1999 to March 31, 2000. Operating expenses for the self-funded segment increased $1.9 million to $15.9 million in the first quarter of 2000 from $14.0 million in the first quarter of 1999, primarily due to an increase in HealthLink's general and administrative expenses of $1.7 million, as previously described.


Operating income

Operating income increased by $5.2 million in the first quarter of 2000 in comparison to the first quarter of 1999.


Operating income for the company's underwritten segment increased to $1.9 million in the first quarter of 2000 as compared to an operating loss of $2.2 million in the first quarter of 1999. Operating income increased primarily due to an improved pricing environment for the company's underwritten products.



Operating income for the company's self-funded segment increased to $8.0 million in the first quarter of 2000 as compared to $6.8 million in the first quarter of 1999. Operating income increased due to HealthLink's continued growth from increased membership and regional expansion, as previously described. HealthLink's operating income increased by $2.0 million in the first quarter of 2000 as compared to the first quarter of 1999.


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


On August 29, 1997, RightCHOICE reported the commencement of the litigation with the MCHCP and estimated losses (giving effect to all possible renewal terms of the MCHCP contract without requested rate increases) in the range of $30 million to $40 million. As a result of management's assessment of the profitability of its contract for providing health care services to members of the MCHCP, the company recorded a pre-tax charge for probable losses of $29.5 million during the third quarter of 1997. The charge resulted from inadequate rate increases that were contractually limited for the remainder of the MCHCP contract, which extended through the year 2000. The pre-tax charge was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. RightCHOICE was advised by the Missouri Department of Insurance in March 1998 that the entire amount of the reserve for the MCHCP contract recorded by RightCHOICE for projected losses under the contract through the year 2000 must, for statutory accounting purposes, be recorded by RightCHOICE's subsidiary BlueCHOICE on its statutory filings with the Missouri
Department of Insurance. With the prior regulatory approval of the Missouri Department of Insurance, BlueCHOICE issued surplus notes to RightCHOICE in the amount of $29 million to ensure the statutory solvency of BlueCHOICE. On August 6, 1999, the MCHCP executed an amendment to the contract providing a rate increase that was anticipated to be approximately 21 percent for public entities, modified rate factors for state employees, and modification of the pharmacy benefit, effective January 1, 2000, for the 2000 contract year. In March 2000, MCHCP notified the company that a risk adjustment factor applied to the premiums MCHCP pays insurance carriers will result in a reduction of that increase to approximately 12 percent. Although the company is contesting this MCHCP action, it increased its loss reserve at March 31, 2000, by $1.5 million. This charge is reflected in the health care services expense caption of the Consolidated Statement of Income in Item 1, Financial Statements. While management of the company believes the current provision for losses is adequate, if the actual public entity membership in the MCHCP grows at a rate in excess of the rate used in the actuarial estimates, or if the projected limited rate increases and medical cost trends should differ materially from those assumed in the actuarial estimates, then the amount of the reserve recorded to date could be insufficient to cover all future losses which may be associated with the MCHCP contract, and such losses could have a material adverse effect on RightCHOICE.
RightCHOICE's participation in the MCHCP program is currently scheduled to terminate on December 31, 2000.


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


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                               RIGHTCHOICE MANAGED CARE, INC.
                               Registrant


Date: September 25, 2000              By:  /s/  Sandra  Van Trease
                                      Sandra Van Trease
                                      Chief Financial Officer,
                                      Senior Executive Vice President and
                                      Chief Operating Officer

Date: September 25, 2000              By:  /s/  Angela  F. Braly
                                      Angela F. Braly
                                      Executive Vice President,
                                      General Counsel and
                                      Corporate Secretary