Form 10-Q
period 2000-09-30
RIGHTCHOICE MANAGED CARE INC
filed 2000-11-14
CIK 921766

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

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

             Title of each class            Outstanding at October 31, 2000

     Class A common stock, $0.01 par value     3,716,664 shares
     Class B common stock, $0.01 par value    14,962,500 shares

                   RIGHTCHOICE MANAGED CARE, INC.
                    Third Quarter 2000 Form 10-Q
                          Table of Contents



PART  I.      FINANCIAL INFORMATION                                  PAGE

     ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of September 30, 2000
              and December 31, 1999                                    3

           Consolidated Statements of Income for the three and nine
              months ended September 30, 2000 and 1999                 4

           Consolidated Statements of Changes in Shareholders'
              Equity for the three and nine months ended
              September 30, 2000 and 1999                              5

           Consolidated Statements of Cash Flows for the nine months
              ended September 30, 2000 and 1999                        6

           Notes to Consolidated Financial Statements                  7

     ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  22

     ITEM 3.  Quantitative and Qualitative Disclosures About Market
                 Risks                                                38

PART II.      OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                       39

     ITEM 2.  Changes in Securities and Use of Proceeds               39

     ITEM 3.  Defaults Upon Senior Securities                         39

     ITEM 4.  Submission of Matters to a Vote of Security Holders     39

     ITEM 5.  Other Information                                       39

     ITEM 6.  Exhibits and Reports on Form 8-K                        39

SIGNATURES                                                            40



PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

                   RIGHTCHOICE MANAGED CARE, INC.
                     CONSOLIDATED BALANCE SHEETS
          (in thousands, except shares and per share data)

                  ASSETS                    September 30, 2000     December 31, 1999
                                                (unaudited)
Current assets:
     Cash and cash equivalents                      $49,474              $44,400
     Investments available for sale                 215,492              201,926
     Receivables from members                        98,554               78,947
     Receivables from related parties                22,443               28,764
     Deferred income taxes                            7,527                8,629
     Other assets                                    17,413               17,981
           Total current assets                     410,903              380,647
Property and equipment, net                          50,620               55,470
Deferred income taxes                                10,210                9,791
Investments in affiliates                             6,188                5,905
Goodwill and intangible assets, net                  66,611               71,400
           Total assets                            $544,532             $523,213


   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Medical claims payable                        $126,615              124,428
     Unearned premiums                               62,979               62,824
     Accounts payable and accrued expenses           63,449               59,476
     Current portion of long-term debt                8,000                8,000
     Payables to related parties                     24,325               27,009
     Reserve for loss contract                        2,314                7,259
     Obligations for employee benefits                1,641                1,577
     Income taxes payable                            13,817               12,965
     Obligations under capital leases                 3,937                4,071
           Total current liabilities                307,077              307,609
Long-term debt                                       20,063               26,063
Obligations for employee benefits                    27,907               26,819
Obligations under capital leases                      4,707                5,179
           Total liabilities                        359,754              365,670

Shareholders' equity:
  Preferred stock, $0.01 par, 25,000,000 shares
     authorized, no shares issued and outstanding
  Common stock:
     Class A, $0.01 par, 125,000,000 shares
     authorized, 3,737,500 shares issued,
     3,712,905 and 3,710,653
     shares outstanding, respectively                    37                   37
     Class B, convertible, $0.01 par,
     100,000,000 shares authorized,
     14,962,500 shares issued and outstanding           150                  150
  Additional paid-in capital                        132,622              132,634
  Retained earnings                                  55,042               29,529
  Treasury stock, 24,595 and 26,847
     class A shares, respectively, at cost             (348)                (380)
  Accumulated other comprehensive loss               (2,725)              (4,427)
           Total shareholders' equity               184,778              157,543
           Total liabilities and
           shareholders' equity                    $544,532             $523,213

    See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (in thousands, except shares and per share data)

                                           Three months ended       Nine months ended
                                             September 30,             September 30,
                                          2000          1999        2000         1999
Revenues:
 Premium                                $216,926      $183,498     $621,136      $540,990
 Fees and other income                    24,489        21,005       72,865        62,737
            Total revenues               241,415       204,503      694,001       603,727

 Operating expenses:
 Health care services                    176,041       149,777      504,452       443,762
 Commissions                               9,183         8,525       27,011        23,892
 General and administrative (excludes
 depreciation and amortization and
 excludes net intercompany charges
 of $3,406, $2,644, $10,172 and $8,898,
 respectively, allocated to
 Blue Cross and Blue Shield of Missouri)  38,942        36,587      116,933       108,927
 Depreciation and amortization             4,440         4,405       13,232        12,788
            Total operating expenses     228,606       199,294      661,628       589,369
Operating income                          12,809         5,209       32,373        14,358

 Investment income:
      Interest and dividends               3,736         3,139       10,640         9,850
      Realized (losses) gains, net          (127)          (63)         938          (512)
            Total investment income, net   3,609         3,076       11,578         9,338

 Other:
      Interest expense                      (923)       (1,414)      (2,901)       (3,423)
      Other income, net                      353           198        1,301           754
            Total other, net                (570)       (1,216)      (1,600)       (2,669)

 Income before provision for
 income taxes                             15,848         7,069       42,351        21,027
 Provision for income taxes                6,301         3,064       16,838         8,438
 Net income                               $9,547        $4,005      $25,513       $12,589

 Weighted average common shares
 outstanding                          18,674,000    18,673,000   18,673,000    18,673,000

 Basic earnings per share                  $0.51         $0.21        $1.37         $0.67
 Diluted earnings per share                $0.50         $0.21        $1.34         $0.67

          See accompanying Notes to Consolidated Financial Statements.

                                         RIGHTCHOICE MANAGED CARE, INC.
                                       CONSOLIDATED STATEMENTS OF CHANGES
                                       IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                          (in thousands, except shares)

                                                                                  Accumulated
                                           Additional                                 Other
                        Common Stock         Paid In      Retained    Treasury    Comprehensive
                      Class A   Class B      Capital       Earning      Stock         Income        Total
Balance at December
31, 1998                $37      $150       $132,635      $12,313       $(383)        $1,122      $145,874

Comprehensive income:
 Net income                                                 8,584                                    8,584

 Change in
 unrealized
 appreciation
 on available-for-
 sale securities, net
 of income tax
 benefit of $2,188                                                                    (3,872)       (3,872)
Comprehensive income                                                                                 4,712

Balance at
June 30, 1999            37       150        132,635       20,897        (383)        (2,750)      150,586

Comprehensive income:
 Net income                                                 4,005                                    4,005

 Change in
 unrealized
 depreciation
 on available-for-
 sale securities, net
 of income tax
 benefit of $463                                                                        (819)         (819)
Comprehensive income                                                                                 3,186

227 shares issued
under the
company's stock
option plan                                       (1)                       3                            2

Balance at September
30, 1999                 37       150        132,634       24,902        (380)        (3,569)      153,774

Comprehensive income:
 Net income                                                 4,627                                    4,627

 Change in
 unrealized
 depreciation
 on available-for-
 sale securities, net
 of income tax
 benefit of $547                                                                        (933)         (933)

 Minimum pension
 liability
 adjustment,
 net of income tax
 expense of $40                                                                           75            75
Comprehensive income                                                                                 3,769

Balance at December
31, 1999                 37       150        132,634       29,529        (380)        (4,427)      157,543

Comprehensive income:
 Net income                                                15,966                                   15,966

 Change in
 unrealized
 depreciation
 on available-for-
 sale securities, net
 of income tax                                                                           157           157
 expense of $130
Comprehensive income                                                                                16,123

213 shares issued
pursuant to the
company's deferred
compensation
program for                                                                 3                            3
directors

Balance at June 30,
2000                     37       150        132,634       45,495        (377)        (4,270)      173,669

Comprehensive income:
 Net income                                                 9,547                                    9,547

 Change in
 unrealized
 depreciation
 on available-for-
 sale securities, net
 of income tax
 expense of $840                                                                       1,545         1,545
Comprehensive income                                                                                11,092

2,039 shares issued
under the
company's stock
option plan                                      (12)                      29                           17

Balance at September
30, 2000                $37      $150       $132,622      $55,042       $(348)       $(2,725)     $184,778

    See accompanying Notes to Consolidated Financial Statements.

                   RIGHTCHOICE MANAGED CARE, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (in thousands)

                                                For the nine months ended
                                                      September 30,

                                               2000                        1999
Cash flows from operating
activities:
   Net income                                $25,513                     $12,589
   Adjustments to reconcile net
   income to net cash provided by
     operating activities:
     Benefit for deferred income
     taxes                                      (285)                     (1,030)
     Depreciation and amortization            13,232                      12,788
     Undistributed earnings from an
     unconsolidated affiliate                   (283)                         (2)
     (Gain) loss on sale of
      investments                               (938)                        512
     Amortization of premiums and
     accretion of discounts, net                  79                         369
     Gain on sale of property and
     equipment                                  (655)                       (231)
   (Increase) decrease in certain assets:
     Receivables from members                (19,607)                    (15,817)
     Receivables from related parties          6,321                      (7,462)
     Other assets                              3,221                       2,844
   Increase (Decrease) in certain liabilities:
     Medical claims payable                    2,187                       6,459
     Unearned premiums                           155                       3,690
     Accounts payable and accrued expenses     3,973                      (2,547)
     Payables to related parties              (2,684)                     (2,124)
     Reserve for loss contract                (4,945)                     (6,789)
     Obligations for employee benefits         1,152                       1,958
     Income taxes payable                        852                       2,591
Net cash provided by operating activities     27,288                       7,798
Cash flows from investing activities:
   Proceeds from matured investments:
     Fixed maturities                          8,515                       7,114
   Proceeds from investments sold:
     Fixed maturities                         52,627                     144,847
     Equity securities                        21,820                         521
     Other                                       965                         101
   Investments purchased:
     Fixed maturities                        (67,436)                   (142,795)
     Equity securities                       (26,063)                     (7,534)
     Other                                      (490)                       (232)
   Proceeds from property and
       equipment sold                          3,598                          11
   Property and equipment purchased           (6,412)                     (4,772)
Net cash used in investing activities        (12,876)                     (2,739)
Cash flows from financing activities:
   Issuance of class A treasury stock             20                           2
   Payments of long-term debt                 (6,000)                     (7,000)
   Payments of capital lease obligations      (3,358)                     (3,277)
Net cash used in financing activities         (9,338)                    (10,275)
Net increase (decrease) in cash and
cash equivalents                               5,074                      (5,216)
Cash and cash equivalents at
  beginning of period                         44,400                      39,409
Cash and cash equivalents at end of
  period                                     $49,474                     $34,193

Supplemental Disclosure of Cash Information:
   Interest paid                              $2,885                      $3,414
   Income taxes paid, net                     16,274                       6,877
Supplemental Schedule of Noncash
Investing and Financing Activities:
   Equipment acquired through
     capital leases                           $3,417                      $6,093
   Disposal of equipment under
     capital leases                              665                       2,223

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

RightCHOICE, Blue Cross and Blue Shield of Missouri, the DOI and the Attorney General reached agreement for settlement of this litigation. The settlement is described below under the caption "Agreement for settlement of certain litigation matters and reorganization of RightCHOICE." The agreement provides for the dismissal of the lawsuit and appeals in which the State officials claimed Blue Cross and Blue Shield of Missouri violated state law. The agreement provides for a corporate reorganization of Blue Cross and Blue Shield of Missouri and RightCHOICE and the creation of an independent public benefit health care foundation. There are a number of contingencies that might affect the closing of that reorganization. RightCHOICE cannot provide any assurances that those contingencies will be fulfilled. The parties have agreed to use their best efforts to effect the reorganization by December 31, 2000. If the settlement does not go forward, the Attorney General and DOI will be free to further prosecute their claims against Blue Cross and Blue Shield of Missouri arising from the 1994 Reorganization and Public Offering which would have a material adverse effect on RightCHOICE and its stock.

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

RightCHOICE continues to work toward completing the proposed settlement which could occur as soon as November 30, 2000, although the parties to the settlement have agreed to use their best efforts to consummate the settlement and the related reorganization by December 31, 2000. Progress that the parties have made toward implementation of the settlement and the related reorganization include the following:

* The Blue Cross and Blue Shield Association has fully restored the licenses to use the Blue Cross and Blue Shield names and service marks and has preliminarily approved the reorganization.
* New RightCHOICE, which will be the resulting company in the reorganization, has been incorporated.
* The Missouri Department of Insurance has issued preliminary approval for the reorganization.
* The Securities and Exchange Commission declared effective the Registration Statement on Form S-4 that relates to the proposed settlement and related reorganization.
* The company mailed the proxy statement/prospectus to its shareholders on or about October 12, 2000 and the special meeting of shareholders has been scheduled for November 28, 2000.
* Blue Cross and Blue Shield of Missouri has requested that the IRS issue a private letter tax ruling to the effect that various aspects of the reorganization will be tax-free. The company's special tax advisor, PricewaterhouseCoopers LLP, has issued a tax opinion relating to the tax-free nature of the reorganization.
* The Missouri Foundation for Health has been incorporated and has received a determination from the IRS that it is a tax-exempt organization. A nominating committee has been formed to select a board of directors for the Foundation.
* The company's lenders under its credit facility have consented to the reorganization.

A number of significant conditions must be satisfied before the settlement is completed, including receipt of approval of the reorganization from the company's shareholders at a special shareholders' meeting that currently is expected to be held on November 28, 2000. The reorganization is also conditioned upon the receipt of a private letter ruling from the IRS or tax opinion from PricewaterhouseCoopers LLP, final approval of the reorganization from both the Blue Cross and Blue Shield Association and the Missouri Department of Insurance, and the receipt of legal opinions from counsel to the various parties. In addition, there remains pending the potential appeal of a case regarding the status of Blue Cross and Blue Shield of Missouri that could affect the closing of the reorganization. The case relates to whether Blue Cross and Blue Shield of Missouri is a public benefit or a mutual benefit company (as described below under "Litigation relating to corporate status of Blue Cross and Blue Shield of Missouri"). On November 3, 2000, the Circuit Court entered a judgment finding that Blue Cross and Blue Shield of Missouri is a public benefit corporation. That judgment is consistent with the settlement but is subject to possible appeal.

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

On June 17, 1999, the Circuit Court determined that this action would go forward as a class action for declaratory relief. On that date, Sarkis and Hacking dismissed all claims other than their claims for declaratory relief. On July 6, 1999, the Attorney General of Missouri filed a motion for a summary judgment declaring that Blue Cross and Blue Shield of Missouri is a public benefit corporation. On August 5, 1999, Blue Cross and Blue Shield of Missouri filed a motion for summary judgment that the class representatives and the class lack standing to assert the claims for declaratory relief that they had asserted.

On November 3, 2000, the Circuit Court entered a final judgment finding that Blue Cross and Blue Shield of Missouri is a public benefit corporation. That judgment is consistent with the settlement but is subject to possible appeal. If an appeal is taken, one outcome of that appeal could be a reversal of the Circuit Court's judgment and a determination that Blue Cross and Blue Shield of Missouri is a mutual benefit corporation.

If on appeal Blue Cross and Blue Shield of Missouri is declared to be a mutual benefit type of nonprofit corporation that does not hold its assets for the benefit of the public generally, Blue Cross and Blue Shield of Missouri would be required to exercise its ownership interest in RightCHOICE consistent with the best interests of Blue Cross and Blue Shield of Missouri's subscribers. If there is no appeal or, if after all appeals are concluded, Blue Cross and Blue Shield of Missouri is declared to be a public benefit type of nonprofit corporation or if it is declared that Blue Cross and Blue Shield of Missouri holds assets for the benefit of the public generally, Blue Cross and Blue Shield of Missouri would be required to exercise its ownership interest in RightCHOICE consistent with the best interests of the public at large, such as is provided by the settlement.

The subscriber class in this action requested a declaration that Blue Cross and Blue Shield of Missouri may not lawfully transfer its assets to a charitable trust. If, on appeal from the trial court's judgment of November 3, 2000, such a judgment is entered at a time after the reorganization is completed, the company resulting from the reorganization, referred to herein as New RightCHOICE, could be obligated to pay substantial money damages. It is also possible, although RightCHOICE believes unlikely, that if such a judgment were entered on appeal a court could order that the reorganization be rescinded. If an order like that were entered, it would have a material adverse effect on New RightCHOICE.

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

RightCHOICE's parent, Blue Cross and Blue Shield of Missouri, is presently a party to a class action lawsuit brought by a purported class of subscribers of Medicare supplement policies. In the settlement reorganization, New RightCHOICE as the successor to Blue Cross and Blue Shield of Missouri and RightCHOICE will succeed to any liability they may have to the plaintiffs in this case, and an adverse decision in this lawsuit could subject New RightCHOICE to substantial damages.

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

4.  Provision for income taxes

The company's effective income tax provision rates of 39.8 percent and 43.3 percent for the third quarter of 2000 and 1999, respectively, and 39.8 percent and 40.1 percent for the first three quarters of 2000 and 1999, respectively, presented in the Consolidated Statements of Income were affected by state income taxes and non-deductible goodwill amortization, among other things. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon all the available evidence, management believes it is more likely than not that the company will realize its deferred tax assets and, accordingly, no valuation allowance has been provided against such assets as of September 30, 2000.

5.  Earnings per share

Basic earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the number of weighted average shares outstanding plus additional shares representing stock distributable under stock-based compensation plans using the treasury stock method. There were 462,904 and 35,001 dilutive potential common shares for the third quarter of 2000 and 1999, respectively and 315,436 and 49,284 dilutive potential common shares for the first three quarters of 2000 and 1999, respectively.

6.  Comprehensive income

The components of other comprehensive income for the three and nine month periods ended September 30, 2000 and 1999 are as follows:

                                                   Three months ended        Nine months ended
                                                      September 30,             September 30,
                                                     2000      1999          2000         1999
                                                     (in thousands)            (in thousands)
Unrealized holding gains (losses) arising
during period, net of taxes                         $1,434     $(860)        $2,284      $(5,025)
Less: reclassification adjustment for
losses (gains) included in net income,
net of taxes                                           111        41           (582)         334
Net unrealized (losses) gains on securities         $1,545     $(819)        $1,702      $(4,691)


The components of accumulated other comprehensive income on the Consolidated Balance Sheets include unrealized net depreciation of investments as well as a minimum pension liability adjustment. The unrealized net depreciation of investments was $2,430 and $4,132 at September 30, 2000 and December 31, 1999, respectively. The minimum pension liability increase was $295 and $295 at September 30, 2000 and December 31, 1999, respectively.

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

Three months ended September 30, 2000            Underwritten   Self-funded   Consolidated
Revenues                                           $217,176        $24,239       $241,415
Operating income                                      3,652          9,157         12,809
Depreciation and amortization expense                 3,021          1,419          4,440
Identifiable assets                                  60,457         38,097         98,554

Nine months ended September 30, 2000             Underwritten   Self-funded   Consolidated
Revenues                                           $621,566        $72,435       $694,001
Operating income                                      6,754         25,619         32,373
Depreciation and amortization expense                 8,989          4,243         13,232

Three months ended September 30, 1999            Underwritten   Self-funded   Consolidated
Revenues                                           $183,496        $21,007       $204,503
Operating (loss) income                                (695)         5,904          5,209
Depreciation and amortization expense                 3,016          1,389          4,405
Identifiable assets                                  56,063         27,778         83,841

Nine months ended September 30, 1999             Underwritten   Self-funded   Consolidated
Revenues                                           $541,436        $62,291       $603,727
Operating (loss) income                              (4,054)        18,412         14,358
Depreciation and amortization expense                 8,742          4,046         12,788


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

Results of operations


The following table contains revenue by product group for the three and nine month periods ended September 30, 2000 and 1999
(unaudited):

                                           Three months ended          Nine months ended
                                              September 30,               September 30,
Product Group                               2000         1999          2000         1999
                                              (in thousands)              (in thousands)
PPO:
  Alliance PPO                              $70,731      $53,453       $193,070    $154,500
  AllianceChoice POS                         50,715       42,310        145,380     123,380
HMO (includes other POS)                     55,718       51,814        166,369     156,207
Medicare supplement                          22,049       22,915         67,302      69,778
Managed indemnity                               653          955          1,757       2,806
Other specialty Services                     17,060       12,051         47,258      34,319
Total premium revenue                       216,926      183,498        621,136     540,990
ASO/self-funded and other income             24,489       21,005         72,865      62,737
Total revenues                             $241,415     $204,503       $694,001    $603,727


The following table sets forth selected operating ratios. The medical loss ratio is shown as a percentage of health care services expense over premium revenue. All other ratios are shown as a percentage of premium revenue and fees and other income combined:


                                              Three months ended             Nine months ended
                                                 September 30,                  September 30,
                                               2000         1999              2000       1999
Operating revenues:
  Premium revenue                              89.9%        89.7%             89.5%      89.6%
  Fees and other income                        10.1%        10.3%             10.5%      10.4%
                                              100.0%       100.0%            100.0%     100.0%
Operating expenses:
  Medical loss ratio                           81.2%        81.6%             81.2%      82.0%
  Commission expense ratio                      3.8%         4.2%              3.9%       4.0%
  General and administrative expense ratio
    (includes depreciation and amortization)   18.0%        20.0%             18.8%      20.2%
  Adjusted general and administrative
    expense ratio (excludes depreciation
    and amortization)                          16.1%        17.9%             16.8%      18.0%



Membership

The following table sets forth membership data and the percent change in membership:

                                       September 30,                  %
                                      2000        1999          increase (decrease)
Product Group:
Underwritten:
  PPO:
    Alliance PPO                      178,155      145,826                    22.2%
    AllianceChoice POS                138,928      126,997                     9.4
  HMO:
    Commercial (includes other POS)   124,224      125,501                    (1.0)
    Blue Horizons Medicare HMO          3,498        5,025                   (30.4)
  Medicare supplement                  49,888       54,187                    (7.9)
  Managed indemnity                     1,505        1,965                   (23.4)
                                      496,198      459,501                     8.0

Self-funded:
  PPO                                  47,699       45,718                     4.3
  HMO                                   7,723        7,173                     7.7
  ASO (includes HealthLink):
    Workers' compensation             723,771      497,055                    45.6
    Other ASO*                      1,249,944    1,225,234                     2.0
Total membership                    2,525,335    2,234,681                    13.0%

* does not include 411,026 and 384,885 as of September 30, 2000 and 1999, respectively, relating to additional third-party administrator members that are part of The EPOCH Group, L.C. (Epoch), a joint venture with Blue Cross and Blue Shield of Kansas City formed in December 1995.


Comparison of 2000 Results to 1999 Results

Revenues - underwritten

Premium revenue increased $33.4 million, or 18.2 percent, in the third quarter of 2000 in comparison to the third quarter of 1999. For the first three quarters of 2000, premium revenue increased $80.1 million, or 14.8 percent, in comparison to the first three quarters of 1999. As described below, components of premium revenue were affected by shifts in product mix, rate increases, and other factors, and as a result, such changes in premium revenue may not be indicative of future periods. The company will continue to strive to establish its premium rates based on anticipated health care costs. Depending on future competition, customer acceptance of premium increases, future health care cost trends or other factors, the company cannot provide any assurances that it will be able to price its products consistent with health care cost trends.

PPO premium revenue increased $25.7 million in the third quarter of
2000 as compared to the third quarter of 1999 -- $8.7 million due to a 9.2 percent increase in net premium rates and $17.0 million resulting from a 16.1 percent increase in member months.  For the first three quarters of 2000, PPO premium revenue increased $60.6 million as compared to the first three quarters of 1999 -- $24.6 million due to an 8.7 percent increase in net premium rates and $36.0 million resulting from a 12.1 percent increase in member months. The term member months refers to the cumulative number of members added together over a specific time period. Thus, for a quarter, member months are determined by adding together the membership counts for all three months. Net premium rates increased due in part to overall premium renewal rate increases typically ranging from approximately 8 percent to 18 percent during enrollment periods in the last quarter of 1999 and the first three quarters of 2000.  Net premium rate increases are at the lower end of the overall premium increase range due in part to changes in deductibles, the timing of group renewals
throughout the year and product mix changes.   Alliance PPO
membership increased by 32,329 members from September 30, 1999 to September 30, 2000 while AllianceChoice POS membership increased by 11,931 over the same time period. These increases are partially due to the announced departure from the Missouri market of several competitors coupled with strong retention of the company's existing members. The company's membership has also benefited from the positive performance of its BlueCard (registered trademark) PPO program. The BlueCard (registered trademark) PPO program allows the company's Alliance PPO and POS members access to Blue Cross and Blue Shield plans' PPO providers throughout the majority of the nation. In addition, the company began offering PPO products in Illinois at the end of the first quarter of 1997. Included in the Alliance PPO member count are 26,865 PPO Illinois members as of September 30, 2000, an increase of 14,780 from September 30, 1999.

HMO premium revenue increased $3.9 million or 7.5 percent -- $6.0 million increase due to a 9.2 percent increase in net premium rates, partially offset by a $2.1 million decrease resulting from a 1.5 percent decrease in member months. For the first three quarters of 2000, HMO premium revenue increased $10.2 million, or 6.5 percent, as compared to the first three quarters of 1999 -- $16.4 million due to a 9.3 percent increase in net premium rates partially offset by a $6.2 million decrease resulting from a 2.6 percent decrease in member months. Net premium rates increased in part due to the company's premium renewal rate increases typically ranging from approximately 8 percent to 18 percent during enrollment periods in the last quarter of 1999 and the first three quarters of 2000. Net premium rate increases are at the lower end of the overall premium increase range because of:

* shifts in chosen benefit levels,
* changes in the geographic mix of the HMO business,
* product mix shifts, and
* the status of a large group, the Missouri Consolidated Health Care Plan (MCHCP), comprised of approximately 40,725 members as of September 30, 2000.

Membership in MCHCP increased by 2,167 from September 30, 1999 to September 30, 2000. The company's 1999 year-end annual report on Form 10-K noted that a rate increase of approximately 21 percent would be effective for MCHCP for the contract year beginning January 1, 2000. In March 2000, MCHCP notified the company that a risk adjustment factor applied to the premiums MCHCP pays insurance carriers will result in a reduction of that increase to approximately 12 percent. Although the company contested this MCHCP action, it increased its loss reserve at March 31, 2000, by $1.5 million. This charge is reflected in the health care services expense caption of the Consolidated Statement of Income for the nine months ended September 30, 2000. The company's participation in the MCHCP program is currently scheduled to terminate on December 31, 2000. See "Liquidity and Capital Resources" below. Excluding the MCHCP, membership in the company's HMO products decreased over the same time period by 4,971 members, partially due to increases in premium and partially due to a general migration from HMO products to other managed care products such as PPO products.

As of September 30, 2000, the company had 3,498 Blue Horizons Medicare HMO members. Effective December 31, 2000, the company will no longer contract with the Health Care Financing Administration of the United States Department of Health and Human Services to provide benefits under the Medicare HMO program. The company expects the Blue Horizons Medicare HMO membership to gradually decline over the remainder of the year as members opt for other Medicare-risk carriers. Excluding the membership reductions related to MCHCP and Blue Horizons Medicare HMO, the company expects to add 10,000 net new underwritten members effective in the first quarter of 2001.

Premium revenue from Medicare supplement decreased by $0.9 million in the third quarter of 2000 as compared to the third quarter of 1999. Member months decreased by 7.7 percent partially offset by a
4.3 percent increase in net premium rates. For the first three quarters of 2000, premium revenue decreased by $2.5 million as compared to the first three quarters of 1999. Member months decreased by 7.8 percent partially offset by a 4.6 percent increase in net premium rates. Membership in the company's Medicare supplement products has decreased in part due to subscribers opting for competitors' Medicare-risk programs, similar to the company's Blue Horizons Medicare HMO product, in which medical benefits are at least as comprehensive as Medicare benefits for persons eligible to receive Medicare (parts A and B). Historically, these Medicare-risk programs were offered at no additional cost to the member. In addition, new Medicare supplement sales have lagged in 2000 as compared to 1999 due to mandated changes by the State of Missouri in the pricing methodologies for these products.

Managed indemnity premium revenue decreased by $0.3 million in the third quarter of 2000 as compared to the third quarter of 1999 due to a 24.8 percent decline in member months. For the first three quarters of 2000, premium revenue decreased by $1.0 million due to a
30.1 percent decline in member months. Member month declines are consistent with the company's strategy to move toward more highly managed care products. With the exception of a short-term medical product, the company no longer sells managed indemnity products, but continues to renew coverage for those members who wish to remain in these managed indemnity programs.

Premium revenue from other specialty services, which includes certain of the company's drug and dental health care benefits plans, increased $5.0 million or 41.6 percent in the third quarter of 2000 as compared to the third quarter of 1999 -- $2.4 million due to a
21.2 percent increase in net premium rates and $2.6 million resulting from a 16.8 percent increase in member months. For the first three quarters of 2000, revenue increased $12.9 million as compared to the first three quarters of 1999 due to a 21.3 percent increase in net premium rates as well as a 13.5 percent increase in member months. Specialty product membership related to the company's drug products increased during this period as a result of growth in the company's Alliance group membership, growth in the RightCHOICE Insurance Company PPO Illinois group membership, and an increase in the AllianceChoice group membership. The increase in membership for drug products was offset in part by decreases in the company's dental product member months, which decreased by 6.7 percent and 4.7 percent in the third quarter and first three quarters of 2000, respectively, as compared to the same periods in 1999; these decreases are due to competition from dental products that are priced below the company's dental product. The company continues to work towards revising its dental product to be more competitive in the market. The large net premium rate increases primarily relate to the company's drug products and correspond to the high levels of prescription utilization and trends that the company, as well as the industry as a whole, have experienced in recent years.


Revenues - self-funded

Fees and other income from administrative services only, network services and life insurance commission revenues increased $3.5 million in the third quarter of 2000 as compared to the third quarter of 1999. For the first three quarters of 2000, fees and other income increased $10.1 million as compared to the first three quarters of 1999. These increases are primarily due to increased 2000 revenues from HealthLink, Inc. (HealthLink), the company's network rental and managed care service subsidiary, of $3.2 million and $10.4 million for the third quarter and first three quarters of 2000, respectively, as compared to the same periods of 1999. HealthLink's revenues increased as a result of an 18.9 percent increase in membership from September 30, 1999 to September 30, 2000 which was partially due to expansion into new territories as well as membership growth in HealthLink's workers' compensation program, which increased 45.6 percent to 723,771 at September 30, 2000 compared to 497,055 at September 30, 1999.

Operating expenses

The overall medical loss ratio decreased from 81.6 percent in the third quarter of 1999 to 81.2 percent in the third quarter of 2000. The overall medical loss ratio decreased from 82.0 percent in the first three quarters of 1999 to 81.2 percent in the first three quarters of 2000. The medical loss ratio has decreased, in part, due to the company's pricing strategy. For the third quarter and first three quarters of 2000, the premium per member per month increased by 9.4 percent and 9.1 percent, respectively, as compared to the third quarter and first three quarters of 1999. For the third quarter and first three quarters of 2000, the net medical cost per member per month increased by 8.8 percent and 8.0 percent, respectively, as compared to the third quarter and first three quarters of 1999.

The company continues its efforts initiated in 1998 to modify its pharmacy benefits management program and recontract with physicians and ancillary service providers. The drug cost trend increase ranged from approximately 17 percent to the mid twenty percent range for the twelve month period ended September 30, 2000, driven by a combination of factors, including:

* introduction of new drug therapies,
* physicians' use of newer, more expensive drugs, and
* greater utilization of drugs driven in part by direct-to-consumer advertising.

The per member per month drug cost has been reduced somewhat by the company's continuing strategy for managing drug costs by utilizing a three-tier drug benefit design that allows members to make choices among generic, preferred drugs (drugs which are part of the company's preferred drug list), or other brand name drugs, albeit at different copayment levels. Approximately 93 percent and 71 percent of the company's underwritten members with a drug benefit were covered under the three-tier pharmacy benefit program as of September 30, 2000 and September 30, 1999, respectively. Physician education, utilization and prescribing pattern analysis have increased through the assistance of an on-site pharmacist whose services were negotiated through the company's pharmacy benefit contract, which runs through April 2002. The company will also continue its hospital, physician and service recontracting strategy, using the more detailed data and analysis available through the company's information and operations strategy (IOS). The company continues to work on cooperative programs with physicians designed to increase client satisfaction and improve the medical cost trend.
The company launched the specialist model of the Physician Group
Partners Program (registered trademark) (PGPP - registered trademark) in October 2000 and signed the first two group practices to the program. Designed for the PPO and POS programs, initial specialties to be included are internal medicine/family practice, pediatrics, OB/GYN, cardiology, orthopedics, and general surgery. Like the current program for the HMO physicians, the program will include patient satisfaction and quality measurements. The company cannot assure investors that its initiatives to manage future increases in medical and pharmacy cost trends to improve the medical loss ratio will be effective.

Commission expense increased by $0.7 million, or 7.7 percent, in the third quarter of 2000 as compared to the third quarter of 1999. For the first three quarters of 2000, commission expense increased by $3.1 million, or 13.1 percent, as compared to the first three quarters of 1999. The increases are primarily due to an increase in overall premium. The commission expense ratio decreased to 3.8 percent for the third quarter of 2000 from 4.2 percent for the third quarter of 1999. For the first three quarters of 2000, the commission expense ratio decreased slightly to 3.9 percent from 4.0 percent for the first three quarters of 1999.

General and administrative expenses, excluding depreciation and amortization, increased $2.4 million, or 6.4 percent, in the third quarter of 2000 as compared to the third quarter of 1999. For the first three quarters of 2000, these expenses increased by $8.0 million, or 7.3 percent, as compared to the first three quarters of 1999. These increases are partially attributable to HealthLink's geographic and member expansion efforts which resulted in increased HealthLink expenses of $1.0 million and $4.1 million ($0.9 million and $3.8 million excluding depreciation and amortization) in the third quarter and first three quarters of 2000, respectively, as compared to the same periods of 1999. The company's general and administrative expense ratio, excluding depreciation and amortization, decreased to 16.1 percent in the third quarter of 2000 as compared to 17.9 percent in the third quarter of 1999. For the first three quarters of 2000, the general and administrative expense ratio, excluding depreciation and amortization, decreased to 16.8 percent from 18.0 percent in the first three quarters of 1999.

Depreciation and amortization expenses remained flat at $4.4 million in the third quarter of 2000 compared to $4.4 million in the third quarter of 1999. For the first three quarters of 2000, depreciation and amortization expenses increased to $13.2 million from $12.8 million in the first three quarters of 1999. Amortization expenses for the completed components of the company's IOS project increased by $0.1 million and $0.4 million in the third quarter and first three quarters of 2000, respectively, as compared to the same periods in 1999.

Operating expenses for the company's underwritten segment include health care service costs, commissions, and general and administrative expenses. Operating expenses for the company's self-funded segment include commissions and general and administrative expenses. Operating expenses for the underwritten segment of $213.5 million and $614.8 million for the third quarter and first three quarters of 2000, respectively, represent increases of $29.3 million and $69.3 million, respectively, as compared to the same periods in 1999. The increases are primarily due to an increase in health care service costs of $26.3 million and $60.7 million in the third quarter and first three quarters of 2000, respectively, as compared to the same periods in 1999. Health care service costs increased due to an increase in the company's underwritten membership as well as an increase in per member claims costs, as previously described. General and administrative expenses also increased by $2.3 million and $5.3 million in the third quarter and first three quarters of 2000, respectively, as compared to the same periods of 1999. These increases were also partially attributable to an increase in the company's underwritten membership of approximately 8 percent from September 30, 1999 to September 30, 2000. Operating expenses for the self-funded segment were $15.1 million for both the third quarter of 2000 and the third quarter of 1999. For the first three quarters of 2000, operating expenses for the self-funded segment of $46.8 million represents an increase of $2.9 million as compared to the same period of 1999. This increase is primarily due to an increase in HealthLink's general and administrative costs, as previously described.

Operating income

Operating income increased by $7.6 million in the third quarter of 2000 in comparison to the third quarter of 1999. For the first three quarters of 2000, operating income increased by $18.0 million as compared to the first three quarters of 1999.

Operating income for the company's underwritten segment increased to $3.7 million in the third quarter of 2000 as compared to an operating loss of $0.7 million in the third quarter of 1999. For the first three quarters of 2000, operating income increased to $6.8 million as compared to an operating loss of $4.1 million for the first three quarters of 1999. Operating income increases related to these comparable periods were primarily due to enrollment growth and an improved pricing environment for the company's underwritten products.

Operating income for the company's self-funded segment increased to $9.2 million in the third quarter of 2000 as compared to $5.9 million in the third quarter of 1999. For the first three quarters of 2000, operating income increased to $25.6 million as compared to $18.4 million for the first three quarters of 1999. Operating income increases related to these comparable periods were primarily due to HealthLink's continued growth from increased membership and regional expansion, as previously described. HealthLink's operating income increased by $2.2 million and $6.3 million in the third quarter and first three quarters of 2000 as compared to the same periods of 1999.

Net investment income

Net investment income includes investment income in the form of interest and dividend income and net realized gains or losses from the sale of portfolio securities. Net investment income of $3.6 million in the third quarter of 2000 represents a $0.5 million increase over the third quarter of 1999. For the first three quarters of 2000, net investment income of $11.6 million represents a $2.2 million increase over the first three quarters of 1999. Realized gains from sales of investments increased by $1.5 million during the first three quarters of 2000 as compared to the same period of 1999.

Provision for income taxes

The company's effective income tax provision rates were 39.8 percent and 43.3 percent for the third quarter of 2000 and 1999, respectively. The company's effective income tax provision rates were 39.8 percent and 40.1 percent for the first three quarters of 2000 and 1999, respectively. The company's effective income tax rates for 2000 and 1999 were affected by state income taxes and non-deductible goodwill amortization, among other things.

Net income

The company's net income of $9.5 million for the third quarter of 2000 represents an increase of $5.5 million compared to net income of $4.0 million for the third quarter of 1999. Basic and diluted earnings per share for the third quarter of 2000 were $0.51 and $0.50, respectively, compared to basic and diluted earnings per share of $0.21 and $0.21, respectively, for the third quarter of 1999. The company's net income of $25.5 million for the first three quarters of 2000 represents an increase of $12.9 million compared to net income of $12.6 million for the first three quarters of 1999. Basic and diluted earnings per share for the first three quarters of 2000 were $1.37 and $1.34, respectively, compared to basic and diluted earnings per share of $0.67 and $0.67, respectively, for the first three quarters of 1999.

Liquidity and capital resources

RightCHOICE's working capital as of September 30, 2000 was $103.8 million, an increase of $30.8 million from December 31, 1999. A majority of the increase is attributable to the net income of $25.5 million in the first three quarters of 2000. Depreciation and amortization expenses related to noncurrent assets were $13.2 million. The company's unrealized net depreciation of investments available for sale decreased (improved) by $1.7 million in the first three quarters of 2000. In addition, RightCHOICE repaid $6.0 million of the debt from its reducing revolving credit facility as well as $3.4 million of debt related to capital leases. The company capitalized $6.4 million of costs for property and equipment purchases, $3.8 million of which relates to capitalized IOS development costs. In the first three quarters of 2000, the company incurred expenditures of $4.5 million on its IOS project, of which $3.8 million were capitalized. During the remainder of the year 2000, the company anticipates that it will expend approximately $2.6 million to $3.4 million on its IOS project of which approximately $2.0 million to $2.5 million will be capitalized. For the year 2001, the company anticipates that it will expend approximately $13 million to $14 million of which approximately $8 million to $9 million will be capitalized. The company sold its Southwest Missouri regional office building in May 2000 for $3.6 million realizing a gain on the sale of $0.7 million. The company relocated the employees and its operations to a larger leased facility within the same region.

Net cash provided by operations totaled $27.3 million for the first three quarters of 2000 as compared to net cash provided by operations of $7.8 million for the first three quarters of 1999.
The company's net income for the first three quarters of 2000 was $25.5 million, which included $13.2 million of depreciation and amortization expenses, and $4.9 million related to the net reduction in the MCHCP contract loss reserve. In addition, receivables from members, accounts payable and accrued expenses, medical claims payable, and net intercompany payables were affected by the timing of operating cash payments and receipts, intercompany tax settlements, as well as changes in membership and utilization and claims payment trends. Receivables from members increased by $19.6 million in part due to an increase of $7.7 million related to HealthLink receivables, increased membership levels, and rate increases related to the company's underwritten products, and other timing factors. Accounts payable and accrued expenses increased by $4.0 million due to the timing of various operating cash payments and accruals. Medical claims payable increased by $2.2 million due in part to increased membership. Net intercompany payables increased by $3.6 million due to intercompany tax settlements and the timing of operating cash receipts and payments, among other things.

On August 29, 1997, RightCHOICE reported the commencement of the litigation with the MCHCP and estimated losses (giving effect to all possible renewal terms of the MCHCP contract without requested rate increases) in the range of $30 million to $40 million. As a result of management's assessment of the profitability of its contract for providing health care services to members of the MCHCP, the company recorded a pre-tax charge for probable future losses of $29.5 million during the third quarter of 1997. The charge resulted from inadequate rate increases that were contractually limited for the remainder of the MCHCP contract, which extended through the year 2000. The pre-tax charge was based on actuarial estimates, including projected limited rate increases, and projected enrollment and medical cost trends accounted for through the year 2000 in accordance with generally accepted accounting principles. RightCHOICE was advised by the Missouri Department of Insurance in March 1998 that the entire amount of the reserve for the MCHCP contract recorded by RightCHOICE for projected losses under the contract through the year 2000 must, for statutory accounting purposes, be recorded by RightCHOICE's subsidiary BlueCHOICE on its statutory filings with the Missouri Department of Insurance. With the prior regulatory approval of the Missouri Department of Insurance, BlueCHOICE issued surplus notes to RightCHOICE in the amount of $29 million to ensure the statutory solvency of BlueCHOICE. On August 6, 1999, the MCHCP executed an amendment to the contract providing a rate increase that was anticipated to be approximately 21 percent for public entities, modified rate factors for state employees, and modification of the pharmacy benefit, effective January 1, 2000, for the 2000 contract year. In March 2000, MCHCP notified the company that a risk adjustment factor applied to the premiums MCHCP pays insurance carriers will result in a reduction of that increase to approximately 12 percent. Although the company contested this MCHCP action, it increased its loss reserve at March 31, 2000, by $1.5 million. This charge is reflected in the health care services expense caption of the Consolidated Statement of Income for the nine months ended September 30, 2000 in Item 1, Financial Statements. While management of the company believes the current provision for losses is adequate, if the actual public entity membership in the MCHCP grows at a rate in excess of the rate used in the actuarial estimates, or if the projected limited rate increases and medical cost trends should differ materially from those assumed in the actuarial estimates, then the amount of the reserve recorded to date could be insufficient to cover all future losses which may be associated with the MCHCP contract, and such losses could have a material adverse effect on RightCHOICE. RightCHOICE's participation in the MCHCP program is currently scheduled to terminate on December 31, 2000.

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

As a result of those planning and implementation efforts, the company experienced no significant problems relating to the Year 2000 transition. The company will continue to monitor its systems for continued processing. In addition, as of September 30, 2000, RightCHOICE was not aware of significant Year 2000 problems encountered by its critical vendors, suppliers and providers or in RightCHOICE's use of their services.

The total cost associated with modifications required to become Year 2000 ready was approximately $13.0 million with $0.1 million expensed in the first nine months of 2000 and $5.4 million expensed in the full year of 1999. RightCHOICE expensed all costs associated with these changes as they were incurred. These costs were funded internally through operating cash flows or investment sales and represented less than 10 percent of RightCHOICE's information technology budget over the life of the Year 2000 program.

Health Insurance Portability and Accountability Act of 1996

The United States Department of Health and Human Services (HHS) has issued proposed rules, as contemplated by the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which would, if the rules are adopted, among other things, impose security and confidentiality requirements with respect to a member's transactions with health care providers and payers. In addition, HHS has issued final rules which require the standardization of certain electronic transaction code sets by October 2002. For 2001, the company anticipates that it will expend approximately $4 million to $4.5 million on HIPAA compliance, a portion of which will be capitalized relating to internally developed software. RightCHOICE has not fully assessed the remaining financial impact for all future years related to full compliance with the Health Insurance Portability and Accountability Act of 1996 and its regulations; however, RightCHOICE believes such financial impact could be material.

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

     If an appellate court finds that Blue Cross and Blue Shield of Missouri is a mutual benefit corporation, the effect of its ruling could be to cancel the reorganization or, if the reorganization is already completed, a court could undo the reorganization or New RightCHOICE could have to pay substantial damages.

     On November 3, 2000, a final judgment was entered in a certified subscriber class action in the Circuit Court of Cole
County, Missouri. That judgment remains subject to appeal and could be reversed. In that action the subscriber class sought a declaratory judgment that:

     * Blue Cross and Blue Shield of Missouri is a mutual benefit non-profit corporation -- meaning that Blue Cross and Blue
          Shield of Missouri holds its assets for the benefit of a limited class of persons who are subscribers of Blue Cross and Blue Shield of Missouri and RightCHOICE rather than for the benefit of the public as a whole, and

     * It is unlawful for Blue Cross and Blue Shield of Missouri to transfer its assets to a "charitable trust."

     Blue Cross and Blue Shield of Missouri, the Attorney General and the Missouri Department of Insurance contested these claims. They were successful in the Circuit Court, which has entered a judgment finding that Blue Cross and Blue Shield of Missouri is a public benefit corporation. The judgment of the Circuit Court of Cole County is subject to appeal, and an appellate court could award the subscriber class the relief they seek. A judgment in favor of the subscriber class could have several adverse effects:

     * It could prohibit the reorganization, if the appellate court enters the judgment before completion of the reorganization.

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

     A portion of our revenues relate to Medicare Supplement programs. Changes in these programs, particularly changes affecting enrollment or changes in premium payment or reimbursement levels, could materially affect our business and profitability.

     We and our subsidiaries are also subject to various governmental reviews, audits and investigations. Any adverse investigation, audit results or sanctions could result in:

     * damage to our reputation and the reputation of our subsidiaries in various markets,
     * increased difficulty in selling our subsidiaries' products and services,
     * loss of a subsidiary's license to act as an insurer or health maintenance organization or to otherwise provide a service,
     * loss of the right to participate in various federal programs, including the Medicare Supplement programs, or
     * the imposition of fines, penalties and other sanctions.

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

     The trading volume for our stock has historically been low. Significant changes in volume could result in significant price fluctuations. For the one year period ended December 31, 1999, the trading price of our class A common stock ranged from a low $9.50 per share to a high of $13.00 per share, and the average daily trading volume was 7,356 shares per day. For the ten months ended October 31, 2000, the trading price of our class A common stock ranged from a low of $11.50 per share to a high of $28.00 per share, and the average daily trading volume was 12,970 shares per day.

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

     Future losses related to the Missouri Consolidated Health Care Plan could adversely affect New RightCHOICE.

     In 1997, BlueCHOICE, one of our subsidiaries, recorded a $29.5 million pre-tax charge related to a health maintenance organization contract with the Missouri Consolidated Health Care Plan. The Missouri Consolidated Health Care Plan is a Missouri public agency that purchases health care coverage for employees of the State of Missouri and selected public entities. It is currently the largest customer group served by BlueCHOICE. Continued losses related to the Missouri Consolidated Health Care Plan could adversely affect us. BlueCHOICE is contractually bound to serve the Missouri Consolidated Health Care Plan members through the year 2000 at rates originally contracted for in 1995. RightCHOICE's 1999 year-end financial report noted that a rate increase of 21% would be effective for the contract year beginning January 1, 2000. In March 2000, the Missouri Consolidated Health Care Plan notified us that a risk adjustment factor applied to the premiums the Missouri Consolidated Health Care Plan pays insurance carriers will result in a reduction of that increase to approximately 12%. Although we contested this action, we increased our loss reserve at March 31, 2000 by $1.5 million.

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


PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

Note 2, "Contingencies" of Part I, Item 1, contains a description of various pending and threatened claims involving the company and its affiliates, including a description of the litigation with the Missouri Department of Insurance (DOI) and the Missouri Attorney General, and other legal proceedings, which descriptions are incorporated by reference herein. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Our Future Results of Operations, Financial Condition or Business."

ITEM 2.     Changes in Securities and Use of Proceeds

             None.

ITEM 3.     Defaults Upon Senior Securities

             None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

             a) The Annual Meeting of Shareholders of the company
                was held on July 11, 2000.

             b) Two Class III  directors of the company were elected for three year terms by the shareholders at the annual meeting. The two newly elected directors are:

                  Nominee              Number of Votes
               William H.T. Bush        152,830,252
               William J. Schicker      152,827,927

               The following directors' terms continued in effect after the meeting:

               John A. O'Rourke        Earle H. Harbison, Jr.
               Roger B. Porter, Ph.D.  Gloria W. White

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



                               RIGHTCHOICE MANAGED CARE, INC.
                               Registrant

Date:  November 13, 2000       By: /s/ Sandra Van Trease
                                   Sandra Van Trease
                                   Chief Financial Officer,
                                   Senior Executive Vice President and
                                   Chief Operating Officer

Date:  November 13, 2000       By: /s/ Angela F. Braly
                                   Angela F. Braly
                                   Executive Vice President,
                                   General Counsel and
                                   Corporate Secretary